Form 10-K
period 2009-12-31
UTSTARCOM INC
filed 2010-03-15
CIK 1030471

Use these links to rapidly review the document

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $177,300,065 based upon the closing price of $1.63 reported for such date on The NASDAQ Stock Market, LLC. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

          As of March 1, 2010, the registrant had 131,142,771 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement to be delivered to the stockholders in connection with its Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC no later than April 30, 2010, are incorporated by reference into Part III hereof.

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

        Unless specifically stated, information in this Annual Report on Form 10-K assumes an exchange rate of 6.83 Renminbi for one U.S. dollar, the exchange rate in effect as of December 31, 2009.

        Throughout this Annual Report on Form 10-K we may incorporate by reference certain information from other documents filed with the Securities and Exchange Commission (the SEC). Please refer to such information at www.sec.gov.

        UTStarcom's public filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to such reports, are available free of charge at our website, www.utstar.com. The information contained on our website is not being incorporated herein and all website addresses provided herein are intended to be inactive textual references only.

        This Annual Report on Form 10-K contains forward-looking statements. Beginning on page 17 we discuss some of the risk factors that could cause our actual results to differ materially from those provided in the forward-looking statements.

PART I

ITEM 1—BUSINESS

OVERVIEW

        We are one of the leading global providers of Internet Protocol ("IP")-based network solutions including the integration and support services sold to telecommunications and cable operators in both emerging and established markets around the world. Our focus is to design and sell IP-based telecommunications infrastructure products including our primary product suite of Internet Protocol TV ("IPTV"), and broadband solutions along with the ongoing services relating to the installation, operation and maintenance of these products. Collectively our range of solutions is designed to expand and modernize telecommunications networks through smooth network system integration, lower operating costs and increased broadband access. We also provide the carriers with increased revenue opportunities by enhancing their subscribers' user experience. The majority of our sales have been to service providers in China and India. We also sell to service providers in selective markets in Asia, Latin America and Europe.

        UTStarcom was incorporated in Delaware in 1991. Our headquarters are currently in Alameda, California, with our research and design operations primarily in China. In February 2010, we announced we will move our headquarters to Beijing, China. Our primary mailing address is 1275 Harbor Bay Parkway, Alameda, California 94502. We can be reached by telephone at (510) 864-8800 and our website address is www.utstar.com. All of our SEC filings can be found under the Investor Relations section of our website or at the SEC's website at www.sec.gov and are available free of charge. The information contained on our website is not being incorporated by reference herein.

OUR OBJECTIVE

        Our objective is to be a leading global provider of IP-based communications products and services. We seek to differentiate ourselves by developing innovative, first-to-market products that enable telecommunications operators to enhance the technological capacity of their networks, lower their operating expenses and provide new offerings to their customer base. Our products are designed to integrate multiple functionalities and deliver multiple revenue-generating services on a single technology platform, reduce network complexity and enable a migration to a new generation of network technologies. Our solutions are designed to make carrier deployments, maintenance and upgrades both economical and efficient, allowing operators to earn a high return on their investment while reducing subscriber churn and increasing average revenue per subscriber.

OUR STRATEGY

        Our objective is to enhance our position in key infrastructure products with attractive growth potential in selective geographic markets. To achieve this goal, our strategy is focused on our core strengths and aligned with favorable long term market trends relating to IP products in the major developing economies, primarily of China and India. In 2008 and 2009, we announced initiatives to focus our resources in selective markets and high growth potential product lines which would likely drive growth and produce attractive gross margin. We further set our goal to aggressively streamline our operations and reduce our headcount and annual operating expenses. We also announced our intention to outsource our manufacturing operation to improve cash flow and operational efficiency. As we execute our strategy, we believe our carrier relationships and product innovation will be rewarded in the form of increased contract awards which are expected to have a positive impact on our financial metrics. Our strategic priorities, and the related milestones achieved in 2009, are summarized as follows:

Focus primarily on providing a suite of IP-based solutions including our main product suite comprised of IPTV and broadband products and the related services.

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

        In 2008 we streamlined our strategic focus by exiting a number of the businesses which we identified as non-core to our IP-based product strategy. We divested our wholly-owned subsidiary, UTStarcom Personal Communications LLC ("PCD"), and our Mobile Solutions Business Unit ("MSBU"). In 2009, we disbanded our Custom Solutions Business Unit ("CSBU") and substantially completed the wind-down of our worldwide handset operations.

        By simplifying our company, we can now better allocate our resources to the product areas with attractive financial returns as well as where we can differentiate ourselves from the competition. We intend to expand our market position in IP-based and broadband products through innovation and continued research and development efforts.

Maintain our leadership position in China and India while solidifying our presence in selective geographical markets in Asia. In addition, use reseller partners to manage selective markets in Latin America and Europe.

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

        In China and India we hold market leadership positions for certain key offerings. During 2009, we held a leadership position in IPTV market share in China and India, as well as a leading position in India's broadband market. While we continue to maintain dedicated direct sales teams in China and India, we started working with strategic partners to extend our coverage and establish new customers. During 2009, we increased our effort in the Japanese market and won the first Transport Network (TN) commercial contract with Softbank Corp. ("Softbank"). We also have an important presence across key markets in the rest of Asia. In Latin America and Europe we increased our focus on channel and OEM relationships to augment our regional sales efforts.

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

Improve our financial position by executing announced restructuring initiatives and reducing operating expense levels.

        We recognized the urgency for us to improve our financial model in order to return the company to profitability. During 2008 we sold a number of non-core businesses to allow us to better concentrate our resources and management attention on our strategic priorities. In June 2009, we announced a series of corporate initiatives targeted at returning the company to profitability. These actions included outsourcing our manufacturing operations, optimizing our research and development ("R&D") spending by focusing on selective IP products, and continued aggressive rationalization of our facility locations and general administrative costs. During 2009 we reduced our year-over-year quarterly selling, general and administrative and research and development operating expenses by approximately 49% and reduced our headcount from 4,400 to approximately 2,400.

        We have also realigned our product focus, R&D efforts and sales efforts to more effectively target the most desired customers in our selected regions. Externally, we seek to establish sales partnerships and sales channels which will improve our ability to obtain and execute contracts in certain geographic regions. Our ability to successfully implement the remainder of the restructuring actions in 2010 is a critical part of our plan to reduce operating expense levels and maintain liquidity.

        We may encounter difficulties in implementing this significant change in a short time period. If we are not successful, we may not achieve the expected benefits despite having expended significant capital and human effort. We will need to continue to manage the company's resources, particularly our cash position, to ensure our ability to execute our strategic plan with an emphasis on near term return on investments and profitability.

Improve operational flexibility and cash requirements through outsourcing of manufacturing operations.

        During the last couple of years, our Global Supply Chain has been working diligently to reduce operating costs and improve our gross margin with significant achievements. In order to further our goal of operational and financial efficiency, the company decided to outsource our manufacturing operations. During January 2010, we announced the selection of an outsource partner and began the transition toward outsourcing our manufacturing operations. We believe that by outsourcing our manufacturing operations, we will improve our cash position, reduce costs, better utilize our assets and improve overall flexibility of our operations.

        Completing the manufacturing change requires very careful planning and execution; we may encounter difficulties in implementing this significant change while maintaining shipments to our customers. If we are not successful, we may not achieve the expected benefits despite having expended significant capital and human effort and may experience an adverse impact on our ability to ship our products.

KEY STRENGTHS

        Our key strengths in the implementation of our strategy include:

Demonstrated ability to introduce and deploy innovative IP-based technologies.

        Since 2005 we have pioneered IPTV deployment in China and India. Today we are a leading IPTV provider across Asia and we recently debuted the first IPTV-based video advertising network in China. In 2008, we proved our NGN expertise as we were one of the few companies to execute Class 5 switch replacements. Our mSwitch™ NGN solution carried more than 500 billion minutes of usage (MoU), representing a sizable share of global Voice over IP ("VoIP") traffic. In 2009, we launched our Transport Network ("TN") Solution and secured two commercial contracts. Relative to the broadband market we have a leadership position in India and we launched the world's first all-IP-DSLAM and the first GEPON solution. Our innovation is part of our heritage dating to the early 1990s when we helped create a new telecommunications market in China based on the development of our PAS products, offering an alternative to traditional mobile telephony.

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

Market leadership positions in China and India with an important presence in selective key markets in Asia, Latin America and Europe.

        We have leadership positions in China and India where our pioneering role in the telecommunications industry and strong brand recognition position us favorably. The majority of our business is derived from the large and developing economies in China and India. These regions have historically had high acceptance rates for new technologies, fewer established competitors and have a lack of legacy infrastructure hurdles in their existing networks. Meanwhile, many third party sources indicate that these regions are expected to have continued strong gross domestic product growth and as a result management believes telecom capital expenditure budgets in these regions should be better able to withstand the current economic climate than the North American market.

MARKETS AND CUSTOMERS

        Our products and services are being deployed and implemented in regions throughout the world in markets including Asia, Latin America and Europe. With the acquisition of selected assets from Audiovox Corporation in November 2004, until we divested these PCD operations in July 2008, the United States was our single largest market, representing 61% and 67% of net sales in 2008 and 2007, respectively. Subsequent to the divestiture of PCD operations, China is now our largest market, representing 46% of our net sales in 2009. Additional markets and customer information is included in the discussion of business segments below.

Global Customers

        Our customers, typically telecommunications service providers, enable delivery of wireless, wireline and broadband access services including data, voice, and/or television to their subscribers. They include, but are not limited to, local, regional, national and international telecommunications carriers, including broadband, cable, internet, wireline and wireless providers. Telecommunications service providers typically require extensive proposal review, product certification, test and evaluation and network design and, in most cases, are associated with long sales cycles. Our customers' networking requirements are influenced by numerous variables, including their size, the number and types of subscribers that they serve, the relative teledensity of the geography served, their subscriber demand for IP communications and access services in the served geography.

Competition

        We compete in the telecommunications equipment market, providing IP-based core infrastructure products, and services for transporting data, voice and television traffic across IP-based networks. The markets in which we compete are characterized by rapid change, converging technologies, and a migration to IP-based networking and communications solutions that offer relative advantages to our customers and their subscribers. These market factors represent a competitive threat to UTStarcom. We compete with numerous vendors in each product and market category. The overall number of our competitors providing new products and solutions may increase. Also, the composition of competitors may change as we increase our activity in various technology markets. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, and we anticipate this will continue. For specific competitors, see the following discussion of our business segments in this Item 1.

        We believe our competitive strengths are derived from three main factors: our ability to introduce and deploy innovative IP-based technologies; our reputation for providing a customer-centric business model and solving complex problems; and our market leadership position in China and India along with an important presence in selective key markets across Asia, Latin America and Europe.

        By contrast, our competitive disadvantages include our relatively smaller size in terms of revenues, working capital, and financial resources and number of employees as compared to many of our competitors, our lack of history and experience in selling to many of the largest carriers in well-established markets and our lack of consumer brand recognition in markets outside of China.

TECHNOLOGY AND PRODUCTS

        Our product focus is in two core markets: Broadband Infrastructure and Multimedia Communications. These markets leverage the high growth that is driven by the shift to IP-based technologies, particularly in the world's developing economies. We plan to build on our demonstrated success in key regions across Asia, Latin America and Europe.

        Within these two core markets, we anticipate profitable growth driven by our suite of offerings including IPTV and broadband solutions.

Business Segments

        Our core business is comprised of the Broadband Infrastructure business unit and the Multimedia Communications business unit and the Services business unit that supports these two business units. To align the business units with our corporate strategy to focus on core businesses, on July 1, 2008 we sold PCD to PCD LLC (see Note 3 of Notes to our Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K). Prior to July 1, 2008, PCD sold and supported handsets other than Personal Access Solution and Personal Handyphone System (collectively "PAS") handsets, mainly in the United States. Included in the Other segment are Mobile Solutions Business Unit ("MSBU") and Custom Solutions Business Unit ("CSBU"). In July 2008, we also sold MSBU which was responsible for the development, sales and service of the Company's wireless IPCDMA/IPGSM product line. In the first quarter of 2009, we completed the wind-down of CSBU and the consolidation of voice messaging technology into its Multimedia Communications segment. CSBU historically had been responsible for the development, sales and service of other non-core products. The consolidation of voice messaging technology into the Multimedia Communications segment did not have a significant impact on segment net sales or gross profit. As a result of these changes we revised our internal reporting structure, operating segments and reporting segments.

        Effective January 1, 2009, our reporting segments were as follows:

  •
  Multimedia Communications—Focused on development and market opportunities in IPTV solutions and Wireless infrastructure technologies.

  •
  Broadband Infrastructure—Focused on the Company's portfolio of broadband products.

  •
  Handsets—Focused on mobile phone business with continued focus on the PAS and CDMA handset market, as well as data cards markets. Handset sales to PCD LLC, which commenced after the July 1, 2008 sale of PCD, are included in this segment.

  •
  Services—Focused on providing services and support of the Company's Broadband Infrastructure and Multimedia Communications product lines.

        For net sales, segment margin and assets for these segments, see Note 14 of Notes to our Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

        Our Handsets segment designs, builds and sells consumer handset devices that allow customers to access wireless services. The Handsets segment includes all handset revenues within China, including all PAS handsets. Following the disposition of PCD in July 2008, the Handsets segment also includes our Korea based handset operations, whose principal activity was supplying handsets to PCD LLC. In December 2008, we initiated action to wind down our Korea operations and in July 2009 completed the sale of our Korea operations. In the fourth quarter of 2009, we substantially completed the wind-down of our remaining China handset business.

        We support the growth and operation of the installed base of our system solutions through our professional services business, UTStarcom Services. Our globally-deployed experts assist our customers with activities ranging from network planning, circuit-to-packet network migration planning, systems integration, program management, operations management and support, and knowledge transfer.

MULTIMEDIA COMMUNICATIONS BUSINESS UNIT

Product Offerings

        Revenues from this segment accounted for approximately 36%, 17% and 13% of total sales in 2009, 2008 and 2007, respectively. Our Multimedia Communications segment includes our IPTV, mSwitch™ and PAS solutions.

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

        RollingStream™ is designed to allow carriers to offer new, revenue-generating television and multi-media services. The system is also designed to help providers attract customers of cable and satellite operators by offering a more comprehensive and interactive suite of services. We continue to see industry and customer enthusiasm with key customer deployments announced in China with China Telecom and China Unicom, in India with Bharti Airtel, BSNL/Aksh and MTNL/Aksh, in Sri Lanka with Sri Lanka Telecom, and in Taiwan with Markwell.

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

PAS—Personal Access Solution

        Our Personal Access System family of wireless core infrastructure equipment, based on the PHS standards developed by The Association of Radio Industries and Telecommunication Technology Committee in Japan, is designed to help our customers create new revenue opportunities with high quality wireless voice and data services. Approximately 52%, 77% and 87% of our Multimedia Communications revenue in 2009, 2008 and 2007, respectively, was derived from our PAS infrastructure products.

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

Markets and Customers

        In 2009, our largest market for Multimedia Communications products was China, which accounted for approximately 77% of revenues for the segment, primarily driven by the PAS business. We believe that China continues to be one of the largest and most important markets in the world with gross domestic product (GDP) growth averaging more than 9% each year over the past several years, though the growth has slowed during the fourth quarter of 2008 through 2009 with the global downturn in economic activity. China is currently undergoing an evolution of telecommunications technology. As such, infrastructure spending is expected to transition over the next several years from traditional wireless and wireline technologies to new technologies such as 3G and broadband-based services. While this led to an overall decline in Multimedia Communications revenues by 50% and 11% in 2009 and 2008, respectively, we expect the sales of our next generation multimedia communications systems such as Rollingstream™ to increase in the future.

        In 2009, 2008 and 2007, the Zhejiang Province in China accounted for approximately 13%, 31% and 15%, respectively, of net sales within the Multimedia Communications business segment. In 2007, sales in the Jiangsu Province accounted for approximately 12% of total net sales for the Multimedia Communications business segment.

Competition

        The Multimedia Communications market is marked by intense competition worldwide from numerous global and regional competitors, including some of the world's largest companies. Pricing, payment terms and brand recognition are key considerations for our customers. Specific competitors in this segment include Alcatel-Lucent, Cisco Systems, Inc., Huawei Technologies Co., Ltd., Sonus Networks, Inc., and ZTE Corporation, Inc.

BROADBAND INFRASTRUCTURE BUSINESS UNIT

Product Offerings

        Our Broadband Infrastructure products are designed to satisfy customer demand for high speed and cost-effective wireline-based data, voice and multimedia services. Revenues from this segment accounted for approximately 21%, 7% and 6% of total sales in 2009, 2008 and 2007, respectively. Our wireline technology enables high-speed voice, video and data transmissions over broadband IP-based networks. Our Broadband Infrastructure segment includes digital subscriber line products, multi-service access node products and fiber optics products.

Broadband Access Products

        We have pioneered several broadband access technologies including IP-based DSLAM and GEPON. With continuous innovation, we have been able to extend our footprint across the globe with broadband access product lines.

Multi-Service Access Node

        A Multi-Service Access Node ("MSAN") offers a wide range of services including IPTV, High-Speed Internet Access, POTS, ISDN, VoIP, over twisted pair copper and optical fiber. UTStarcom's iAN8K B1000 Multimedia Network Edge is a leading MSAN platform with over 30 million lines installed as of December 31, 2009. iAN8K B1000 offers access-gateway function for NGN Migration application by providing connectivity to existing legacy network and state-of-the-art IP-based voice network. NGN migration is the most important target market for MSAN, which is evolving into a very large global opportunity. iAN8K B1000 also offers IP-based DSLAM function based on ADSL2+ and VDSL2 standards for the still-growing broadband access market. iAN8K B1000 is based on next-generation Gigabit Ethernet architecture, in-line with our commitment to offer end-to-end IP connectivity. We continue to enrich our MSAN product by expanding the MSAN product line—including iAN B1200 which was introduced in 2008. This new product is available in compact form factors and extends the coverage of our iAN8K B1000 MSAN product. iAN B1200 is targeted on FTTB/FTTC applications. iAN B1205 is first product from this series; it offers very high-density in a small form factor and is well suited for FTTC application. In 2009, we released iAN B1202; this product has smaller form factor and is designed to address FTTB applications.

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

Multi-Service Transport Platform ("MSTP")

        We introduced our NetRing™ MSTP optical product line in December 2003. While our GEPON product is designed to provide services to individual customers, our NetRing™ products are designed for the high bandwidth needs of a service area. Our NetRing™ 600 products provide voice and data services for multi-tenant buildings, office buildings and enterprise campus applications. Our mid-range NetRing™ 2500 products offer voice and data transport when more bandwidth and greater capacity is required. Our high-end NetRing™ 10000 products provide service for regional transport applications, when maximum bandwidth and capacity is required. In each application, the optical fiber is looped through the service area and connected back upon itself, providing full redundancy in the event that the fiber is severed. NetRing™ provides a broad range of functions for carriers to manage voice, data and video traffic with network management functions previously available only on multiple, independent platforms. In late 2008, we introduced our new state-of-art 40G product—NetRing™ 40K which has been successfully deployed to certain key customers.

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

Packet Optical Transport Networks ("PTN")

        In October 2009, we announced the debut of our expanded NetRing(TM) Transport Network product portfolio (NetRing(TM) TN), which includes new multiprotocol label switching—transport profile (MPLS-TP) solutions specifically designed to overhaul existing mobile backhaul networks, provide Ethernet services and deliver broadband aggregation applications.

        Our NetRing(TM) TN packet-based optical transport system is based on the latest MPLS-TP technology pre-standard being jointly defined by ITU-T and IETF. It is highly flexible, reliable, scalable and cost-effective and can be deployed for key applications such as carrier mobile backhaul, metro

Ethernet services for enterprise and digital subscriber line access multiplexer (DSLAM) and X-version of passive optical network (xPON) aggregation. It is capable of carrying time division multiplexing (TDM), asynchronous transfer mode (ATM), synchronous digital hierarchy/synchronous optical network (SDH/SONET) and Ethernet seamlessly over a reliable and scalable network, with resiliency at par with TDM networks. It also enables legacy enterprise services over Ethernet, providing 'wholesale' connectivity and an alternative for leased lines.

Markets and Customers

        Our Broadband Infrastructure segment also targets several large markets and customers worldwide. In 2009, we won repeat business from our key broadband infrastructure customers, including in India with Bharti and BSNL, in Israel with Bezeq, in Japan with Softbank and in Taiwan with Chung-Hwa Telecom.

        Our key target markets for 2009 for the deployment of our Broadband Infrastructure products were Asia, Latin America and Europe. We believe these markets provide a significant amount of opportunity going forward given their relatively low broadband penetration rates and strong consumer demand for new broadband services.

        For example, according to the Census Bureau of India, as of September 1, 2007, India had a population of over 1.1 billion and according to the Telecom Regulatory Authority of India, as of October 31, 2009, India's teledensity (the number of phone lines per 100 persons) is only at approximately 45% compared to teledensity in the U.S. exceeding 100% with more than one phone per person. We currently offer our MSAN, IPDSLAM, IPTV, MSTP and GEPON, as well as a host of products and services in India. With over one million access lines deployed today, we anticipate that we will continue to implement and deploy our products and conduct trials with several operators, including Reliance Infocomm Ltd. and Bharat Sanchar Nigam Ltd.

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

HANDSETS BUSINESS UNIT

Product Offerings

        We designed, built and sold consumer handset devices that allowed customers to access wireless services. The Handsets segment included all handset revenues within China which was comprised mainly of PAS, CDMA and TD-SCDMA handsets. Prior to the disposition of PCD in July 2008, sales of our Korea based handset operations were accounted for as intercompany sales. Subsequent to the disposition of PCD, sales of our Korea based handset operations to PCD LLC were included in the Handsets business unit. In December 2008, we initiated actions to wind down our Korea based handset operations and accordingly substantially exited the business of sales to PCD LLC by the end of the fourth quarter of 2009. In October 2009, we decided to wind down and discontinue the remaining China handset business. Our Handsets business accounted for approximately 27%, 18% and 10% of revenues in 2009, 2008 and 2007, respectively. We do not expect that our handset business will have material revenue in 2010.

SERVICES BUSINESS UNIT

        In addition to our product offerings, we provide a broad range of service offerings, including technical support services. Our service offerings complement our products with a range of consulting, technical, project, quality and maintenance support-level services including 24-hour support through technical assistance centers. Technical support services are designed to help ensure that our products operate efficiently, remain highly reliable, and benefit from the most up-to-date system software. These services enable customers to protect their network investments and minimize downtime for systems running mission-critical applications. Our Services segment accounted for approximately 16%, 3% and 2% of revenues in 2009, 2008 and 2007, respectively. The market for Services is marked by intense competition worldwide from numerous global and regional competitors, including some of the world's largest companies. Pricing, payment terms and brand recognition are key considerations for our customers. Specific competitors in this segment include Alcatel-Lucent, LM Ericsson Telephone Company, Nortel Networks Corporation and Nokia Siemens Networks, Inc.

PERSONAL COMMUNICATIONS DIVISION

        We acquired the Personal Communications Division ("PCD") from Audiovox Corporation in November 2004. Revenues from this segment represented approximately 54% and 67% of our total net sales in 2008 and 2007, respectively. Verizon Wireless and Sprint Spectrum L.P. accounted for approximately 20% and 12%, respectively, of total net sales in 2008. On July 1, 2008, we sold PCD to Personal Communications Devices, LLC ("PCD LLC"). Concurrent with the closing of the sale transaction, we entered into a three-year supply agreement with PCD LLC whereby we intended to supply handset products to PCD LLC. In connection with the wind-down of our Korea based handset operations, in December 2008, we furnished PCD LLC with 180-day's notice of termination of the supply agreement. Due to the continuing direct cash flows pursuant to the supply agreement beyond the one-year assessment period starting from the date of sale, the sale of the PCD assets did not meet the criteria for presentation as discontinued operations.

OTHER BUSINESS SEGMENT

        Included in our Other segment were MSBU and CSBU. On July 31, 2008, we sold MSBU which was responsible for the development, sales and service of our wireless IPCDMA/IPGSM product line. CSBU was responsible for the development, sales and service of other non-core products such as IP messaging, transaction gateways, and Remote Access Server ("RAS") which enables users to access network data and services from remote locations and our Packet Data Services Node ("PDSN") product line which connects CDMA cellular network infrastructure equipment to IP networks. In the first quarter of 2009, we completed the wind-down of CSBU and the consolidation of voice messaging technology into our Multimedia Communications segment.

OPERATIONS

Employees

        As of December 31, 2009, we had approximately 2,400 full-time employees worldwide including approximately 2,100 employees located in China. From time to time, we also employ part-time employees and hire contractors. Of the total number of full-time employees at December 31, 2009, approximately 900 were in research and development, approximately 400 were in manufacturing, approximately 800 were in marketing, sales and support, and approximately 300 were in administration. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe that we have good employee relations.

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

        Across the rest of Asia, Latin America and Europe, we have a combined approach that uses direct sales, original equipment manufacturers, distributors, resellers, agents and licensees. We signed a number of new partnerships in 2009.

        We maintain sales and customer support offices in several countries covering the U.S., Canada, Latin America, the Caribbean, Europe, the Middle East, Africa, India and the Asia-Pacific regions.

Manufacturing, Assembly and Testing

        During 2009, we manufactured or engaged in the final assembly and testing of our mSwitch, PAS systems, and MSAN products at our ISO 9001-2000 and ISO 14000 certified manufacturing facility in the Chinese province of Zhejiang. The manufacturing operations consisted of circuit board assembly, final system assembly, software installation and testing. We assembled circuit boards primarily using surface mount technology. Assembled boards were individually tested prior to final assembly and tested again at the system level prior to system shipment. We used internally developed functional and parametric tests for quality management and process control and have developed an internal system to track quality statistics at a serial number level. We contracted with third parties in China to perform high-volume assembly and manufacturing of our handsets and some high-volume single boards. Handset final assembly, testing and packaging were conducted at our own facilities as well as contracted to third parties. We generally use third parties for high-volume assembly of circuit boards. We also contracted with various suppliers to provide PAS wireless base station components for distribution under the UTStarcom label. In China, we performed final assembly and tested our wireless infrastructure products at our own facilities.

        In June 2009, we announced our intention to outsource our manufacturing operations. In January 2010, we announced the selection of an outsource partner and began the transition toward outsourcing our manufacturing operations. We expect to complete the manufacturing change in the first half of 2010 and expect to benefit from a variable cost business model and to improve the cash flow of the company.

Research and Development

        We believe it is essential to continue to develop and introduce new and enhanced products if we are to maintain our competitive position. While we use competitive analyses and technology trends as factors in our product development plans, the primary input for new products and product enhancements comes from soliciting and analyzing information about service providers' needs. Our relationships with China's Ministry of Industry and Information Technology and Telecommunications Administration and individual telecommunications bureaus and our full-service post-sale customer support in China provide our research and development organization with insight into trends and developments in the marketplace. The insights provided from these relationships allow us to develop market-driven products such as MSAN, IPTV and TN. We have been able to cost-effectively hire highly skilled technical employees from a large pool of qualified candidates in China. We also have a development center in India to take advantage of the talent pool available there, and to support our operations in India. Our research and development centers are ISO 9001-2000 certified.

        In the past we have made, and expect to continue to make, significant investments in research and development. Our research and development expenditures totaled $63.2 million in 2009, $143.3 million in 2008 and $168.3 million in 2007. The decrease in R&D expenditures is primarily due to reduced spending in non-core business units and cost reductions resulting from streamlined operations.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our current executive officers, and their ages as of December 31, 2009, are as follows:

Name	Age	Position
Peter Blackmore	62	Chief Executive Officer and President
Ying (Jack) Lu	47	Chief Operating Officer (since March 1, 2010)
Kenneth Luk	58	Senior Vice President and Chief Financial Officer

        Our executive officers are appointed by, and serve at the discretion of, our board of directors. Each executive officer is a full-time employee. There is no family relationship between any of our executive officers or directors.

        Peter Blackmore has served as our Chief Executive Officer and President and as a director since July 2008, and served as our President and Chief Operating Officer from July 2007 to June 2008. From 2005 until he joined us, Mr. Blackmore served as Executive Vice President in charge of world-wide sales, marketing and technology at Unisys Corporation. Prior to joining Unisys in 2005, he served as Executive Vice President of the Customer Solutions Group at Hewlett-Packard Company from 2004 and as Executive Vice President of the Enterprise Systems Group from 2002 through 2004. From 1991 until its acquisition by Hewlett-Packard in 2002, Mr. Blackmore served in a number of senior management positions with Compaq Computer Corporation, most recently as its Executive Vice President of worldwide sales and services from 2000 through 2002. Mr. Blackmore serves on the board of MEMC Electronic Materials Inc. Mr. Blackmore holds an M.A. in Economics from Trinity College, Cambridge, U.K.

        Ying (Jack) Lu has served as our Senior Vice President and Chief Operating Officer since March 2010. Mr. Lu has been appointed our Chief Executive Officer and President effective the later date of June 30, 2010 or three months after the closing of the investment by Beijing E-town International

Investment and Development Co., Ltd ("BEIID"), an investment company established by the Beijing Municipality and two unrelated investment funds, Elite Noble Limited and Shah Capital Opportunity Fund LP. From August 2008 until joining UTStarcom, Mr. Lu worked as an entrepreneur seeking to establish a renminbi denominated investment fund to invest in high technology companies in southwest China. From July 2007 to July 2008, Mr. Lu served as Global Co-Chief Operating Officer and General Manager of China Operations for Source Photonics, Inc., an optoelectronics components company. From September 2001 until June 2007, he served in a number of senior management positions, including most recently as President and Chief Executive Officer from January 2007 to June 2007 and Chief Operating Officer from June 2006 to December 2006, with Fiberxon Inc., an optical telecom components company, which was acquired by MRV Communications Inc., a communications equipment and services company, in July 2007. From 2000 until 2001, Mr. Lu served as Director of Business Strategy Development for US Business Networks Inc. (MeetChina.com), a business-to-business portal provider. From 1988 to 1998, Mr. Lu served in a number of management positions with China National Technical Import and Export Corporation ("CNTIC"), an import/export, manufacturing and consulting firm. Mr. Lu received a B.S. in Electrical Engineering from Huazhong University of Science and Technology in China and holds an M.B.A. from the University of Southern California.

        Kenneth Luk has served as our Senior Vice President and Chief Financial Officer since December 2009. Prior to joining us, Mr. Luk served as Chief Financial Officer for China Sunergy Company Ltd. from December 2007 to March 2009. From April 2004 until June 2007, he was Corporate Controller, Asia/Japan of Freescale Semiconductor Hong Kong Ltd., a spin-off business of Motorola. From 1990 until the business spin-off, Mr. Luk served in a number of positions with Motorola Semiconductor Hong Kong Ltd., most recently as its Sector Controller of Asia/Japan from March 2002 to March 2004. Prior to joining Motorola Semiconductor, Mr. Luk worked for A.S. Watson & Company Limited as Group Credit Manager from July 1985 to December 1989. Mr. Luk began his career at The Hong Kong & Shanghai Banking Corporation Ltd. in 1977. Mr. Luk received a B.A. in Economics from University of Toronto in Canada and holds a M.B.A. from York University, Ontario, Canada.

ITEM 1A—RISK FACTORS

FACTORS AFFECTING FUTURE OPERATING RESULTS

RISKS RELATED TO OUR COMPANY

We continue to experience operating losses and may not have sufficient liquidity to execute our business plan or to continue our operations without obtaining additional funding. Our ability to obtain additional funding is not assured.

        We reported net losses attributable to UTStarcom, Inc. of $225.7 million, $150.3 million and $195.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009 we had an accumulated deficit of $1,067.2 million and used $67.4 million of cash in operations during the year ended December 31, 2009.

        Management has partially implemented its liquidity plan through the payment in March 2008 of $289.5 million to retire our convertible subordinated notes and related accrued interest, the sale of PCD on July 1, 2008 and the pending sale of our facility in Hangzhou, China for approximately $140 million (see Notes 3, 6 and 7 of Notes to our Consolidated Financial Statements, included under Part II, Item 8 of this Annual Report on Form 10-K). As a result, management believes we will likely have sufficient liquidity to finance our 2010 anticipated operations and capital expenditure requirements when we successfully complete the pending transaction to sell our Hangzhou facility, as well as achieve projected cash collections from customers and contain expenses and cash used in operations. However, achievement of such operating performance is not assured and management expects to continue to implement its liquidity plans, which includes reducing operating expenses. If we cannot successfully implement our liquidity plans, it may be necessary for us to make significant changes to our business plan in order to maintain adequate liquidity. In addition, various other matters may impact our liquidity such as:

  •
  inability to achieve planned operating results that could increase liquidity requirements beyond those considered in our business plan;

  •
  changes in financial market conditions or our business condition that could limit our access to existing credit facilities or make new financings more costly or even unfeasible;

  •
  failure to close the pending sale of our facility in Hangzhou, China to the Zhongnan Group of Companies;

  •
  our principal credit facilities expired in 2009; as of December 31, 2009 we had no available credit lines;

  •
  changes in China's currency exchange control regulations that could limit our ability to access cash in China to meet liquidity requirements for our operations in China or elsewhere; and

  •
  difficulties in performing finance and other key functions, as a result of the Company's plan to eliminate functional duplication during 2010 by consolidation of a number of such functions into our China operations, which could adversely affect cash collections and liquidity.

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

        On June 11, 2009, we announced a restructuring of our worldwide operations in an effort to accelerate the Company's return to profitability, strategically align our cost structure with expected revenues and reallocate resources into areas of our business that we believe have more growth potential. We may not be able to successfully complete and realize the expected benefits of our restructuring plans. Our restructuring plans may involve higher costs or a longer timetable, or they may fail to improve our results of operations and cash flows as we anticipate. Our inability to realize these benefits may result in an ineffective business structure that could negatively impact our results of operations. In addition to costs related to severance and other employee-related costs, our restructuring plans may also subject us to litigation risks and expenses.

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

Market turmoil may negatively impact our business.

        Disruptions in orderly financial markets, resulting from, among other factors, severely diminished liquidity and credit availability plus volatile and declining valuations of securities and other investments, have caused business and consumer confidence to ebb, business activities to slowdown, and unemployment to increase. These factors along with the interconnectivity and interdependency of international economies have created a global downturn in economic activity.

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

  •
  Additional restructuring and asset impairment charges.  If we are unable to generate the level of new contract bookings, revenues, and cash flow contemplated by our business plan, management will be forced to take further action to focus our business activities and align our cost structure with anticipated revenues. These actions, if necessary, could result in additional restructuring charges and/or asset impairment charges being recognized in 2010 and beyond.

Changes in our management may cause uncertainty in, or be disruptive to, our business. Certain of our directors and management team members will have been with us in those capacities for only a short time.

        We are experiencing significant changes in our management and our board of directors in recent times. For example, our Chief Financial Officer was recently appointed as such in December 2009, we recently appointed our new Chief Operating Officer, who, assuming the closing of the private placement, will transition to Chief Executive Officer on June 30, 2010 (or if later, three months following the closing date of the private placement), and, in connection with our proposed private placement, two current directors will resign and three new directors will be added to our board of directors. Although we will endeavor to implement any director and management transition in as non-disruptive a manner as possible, any such transition might impact our business, and give rise to uncertainty among our customers, investors, vendors, employees and others concerning our future direction and performance. This could adversely affect our business, financial condition, results of operations and cash flows, and our ability to execute our business model could be impaired.

        In addition, because we have or will have members of management and the board of directors serving in their capacity as such for only a short duration, we face the additional risks that these persons:

  •
  have limited familiarity with our past practices;

  •
  lack experience in communicating effectively within the team and with other employees;

  •
  lack settled areas of responsibility; and

  •
  lack an established track record in managing our business strategy.

Our overall financial performance continues to depend in large part upon our China subsidiaries.

        Approximately 46% of our sales were generated in China in 2009, as compared to approximately 27% of our sales in 2008. Subsequent to the divestiture of PCD in July 2008, China now accounts for a larger portion of our overall sales. We have made substantial investments in China and, therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China. If our business in China declines, our financial condition, results of operations and cash flows may be significantly harmed.

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

        We are currently undertaking an initiative to transition certain key functions, including headquarters and finance, to China in order to eliminate functional duplication and reduce operating expenses. Our ability to successfully complete this change in 2010 is a critical part of our plan to achieve profitability and maintain liquidity. We may experience a higher than typical rate of employee turnover as a result of this transition and a decrease in employee morale. If we fail to attract, hire, assimilate or retain qualified personnel in China, this transition may be delayed and ultimately unsuccessful. Cash collections and liquidity may be adversely affected if we have difficulties performing finance functions during or after the transition. Information and data that we rely on may be subject to risk of loss in connection with the transition. If we are not successful in this initiative, we may not achieve the expected benefits despite having expended significant capital and human effort.

We may have to sell our securities.

        If we cannot meet our liquidity needs through improved operating results or by obtaining loans from financial institutions, we may have to sell additional securities, which would dilute the ownership of our stockholders. Our ability to sell our securities is not assured.

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

        The market for communications equipment is characterized by rapid technological developments, frequent new product introductions, changes in consumer preferences and evolving industry and regulatory standards. Our success will depend in large part on our ability to enhance our technologies and develop and introduce new products and product enhancements that anticipate changing service provider requirements, technological developments and evolving consumer preferences. We may need to make substantial capital expenditures and incur significant research and development costs to develop and introduce new products and enhancements. If we fail to develop and introduce new products or enhancements to existing products that effectively respond to technological change on a timely basis, our business, financial condition and results of operations could be materially adversely affected. Certain of our products have a short product life. Moreover, from time to time, our competitors or we may announce new products or product enhancements, technologies or services that have the potential to replace or shorten the life cycles of our products and that may cause customers to defer purchasing our existing products, resulting in charges for inventory obsolescence reserves. Future technological advances in the communications industry may diminish or inhibit market acceptance of our existing or future products or render our products obsolete. Even if we are able to develop and introduce new products, they may not gain market acceptance. Market acceptance of our products will depend on various factors, including:

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

We depend on a third party contract manufacturer for the manufacture and supply of our products. If we cannot secure from our contract manufacturer timely delivery of our products, high quality manufacture, or competitive prices, or if our contract manufacturer ceases to exist, then our competitive position, reputation and business could be harmed.

        Our growth and ability to meet customer demands depends in part on our ability to obtain timely deliveries of quality products from our contract manufacturers. The fact that we do not own or operate the bulk of our manufacturing facilities and that we are reliant on our contract manufacturer could have an adverse impact on the supply of our products and on our business and operating results:

  •
  failure to receive timely delivery of our products could cause delay in our ability to timely fulfill customer orders;

  •
  failure to receive good quality products from our contract manufacturer could affect our ability to fulfill customer orders and damage our relationship with our customers;

  •
  failure to estimate customer demand and properly place product orders could result in excess inventory or insufficient inventory;

  •
  any financial problems of either our contract manufacturer or their component suppliers could either limit the products we receive or increase our costs; and

  •
  reservation of manufacturing capacity at our contract manufacturer by other companies could either limit supply or increase costs.

        Supply chain issues, including financial problems of our contract manufacturer or their component suppliers, or a shortage of adequate component supply or manufacturing capacity could increase our costs or cause a delay in our ability to fulfill orders and have an impact on our customers, could have an adverse affect on our business and operating results and gross margins. A reduction or interruption in supply; a significant increase in the price of one or more components; a failure to adequately authorize procurement of inventory by our contract manufacturer; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. If our contract manufacturer ceases to do business, our revenue and gross margins could suffer until another contract manufacturing source can be developed. Our operating results could also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more products than we need, or if we fail to estimate adequate customer demand, resulting in a lack of products to sell to customers, either of which is more likely to occur in a period of demand uncertainties such as we are currently experiencing. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.

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

        We market and sell our products globally. Our existing multinational operations require significant management attention and financial resources. To continue to manage our global business, we will need to take various actions, including:

  •
  enhancing management information systems, including forecasting procedures;

  •
  further developing our operating, administrative, financial and accounting systems and controls;

  •
  managing our working capital and sources of financing;

  •
  maintaining close coordination among our engineering, accounting, finance, marketing, sales and operations organizations;

  •
  successfully consolidating a number of functions in China in 2010 to eliminate functional duplication;

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

        Furthermore, multinational operations are subject to a variety of risks, such as:

  •
  the complexity of complying with a variety of foreign laws and regulations in each of the jurisdictions in which we operate;

  •
  the complexity of complying with anti-corruption laws in each of the jurisdictions in which we operate. These include United States regulations for foreign operations, such as the Foreign Corrupt Practices Act, as well as the anti-bribery and anti corruption laws of China and India where we conduct substantial operations. There is rigorous enforcement of anti corruption laws in the United States and in China, the violation of these laws may result in substantial monetary and even criminal sanctions;

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

        Notwithstanding our recent workforce restructurings, to effectively manage our operations, we will need to recruit, train, assimilate, motivate and retain qualified employees, especially in China. Competition for qualified employees is intense, and the process of recruiting personnel in all fields, including technology, research and development, sales and marketing, administration and management with the combination of skills and attributes required to execute our business strategy can be difficult, time-consuming and expensive. We must implement hiring and training processes that are capable of quickly deploying qualified local residents to knowledgeably support our products and services. Alternatively, if there is an insufficient number of qualified local residents available, we might incur substantial costs importing expatriates to service new global markets. For example, we have historically experienced and continue to experience difficulty finding qualified accounting personnel knowledgeable in both U.S. and Chinese accounting standards who are Chinese residents. In addition, we made changes within our senior management team in China. We have retained our key R&D talent, but may need to strengthen our China sales force through recruitment and training. If our current senior management in China cannot maintain and /or establish key relationships with customers, governmental entities and others in China, our business in China may decline significantly. If we fail to attract, hire, assimilate or retain qualified personnel, our business would be harmed. Our recent layoffs also have an adverse effect on our ability to attract and retain critical staff. Competitors and others have in the past, and may in the future, attempt to recruit our employees. In addition, companies in the telecommunications industry whose employees accept positions with competitors frequently claim that the competitors have engaged in unfair hiring practices. We may be the subject of these types of claims in the future as we seek to hire qualified personnel. Some of these claims may result in material litigation and disruption to our operations. We could incur substantial costs in defending ourselves against these claims, regardless of their merit.

Currency rate fluctuations may adversely affect our cash flow and operating results.

        Our business is subject to risk from changing foreign exchange rates because we conduct a substantial part of our business in a variety of currencies other than the U.S. Dollar. Historically, a substantial portion of our sales have been made in China and denominated in Renminbi. We also have made significant sales denominated in Japanese Yen, Euros, Indian Rupees and Canadian Dollars. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. Adverse movements in currency exchange rates may negatively affect our cash flow and operating results. For example, during 2008, we incurred an approximately $9.9 million foreign currency loss attributed to adverse movements in currency exchange rates. Though we recorded a net foreign currency gain in 2009, we could experience foreign currency losses in the future. Although we could attempt to manage foreign currency exposures using forward and option contracts to hedge against the risk of foreign currency rate fluctuation in the eventual net cash inflows and outflows resulting from foreign currency denominated transactions with customers, suppliers, and non-U.S. subsidiaries, we are not currently hedging such transactions. Furthermore, we would be limited in our ability to hedge our exposure to rate fluctuations in certain currencies, including the Renminbi, on account of governmental currency exchange control regulations that restrict currency conversion and remittance.

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

        Our handset products are subject to a wide range of environmental, health and safety laws, including laws relating to the use, disposal and clean up of, and human exposure to, hazardous substances. Compliance with existing or future environmental, health and safety laws could cause us to incur substantial costs relating to such compliance, including the expense of modifying product designs and manufacturing processes. In addition, restrictions on the use of certain materials in our facilities or products in the future could have a negative impact on our operations.

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

        Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, external interference with our information technology systems, incidents of terrorism and other events beyond our control that affect us, either directly or indirectly through one or more of our key suppliers. For example, our Hangzhou facility has in the past been subject to power shortages, which has affected our ability to produce and ship sufficient products. Also, our operations in Alameda, California and China are located in areas prone to earthquakes. We do not have a detailed disaster recovery plan, and the occurrence of any events like these that disrupt our business could harm our business and operating results.

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

        If our contract negotiations fail or if the government of China otherwise delays approving contracts, we may not recover or receive payment for this inventory. Moreover, our insurance may not cover all losses incurred if our inventory at customer sites not under contract is damaged or misappropriated prior to contract finalization. If we incur a loss relating to inventory for any of the above reasons, our financial condition, cash flows, and operating results could be harmed.

The failure of our enhanced version of our enterprise resource planning system to operate appropriately could result in material financial misstatements and/or cause delays in our filings.

        During the first quarter of 2008, we implemented an enhanced version of our enterprise resource planning system. In 2009, we continued to implement and enhance modules of this enterprise resource planning system. We depend on this system in order to timely and accurately process and report key components of our results of operations, financial position and cash flows. The Company and its stockholders are subject to the risks associated with late filings, material misstatements to the quarterly and annual consolidated financial statements and/or financial restatements, any of which could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price, if the enterprise planning system fails to operate appropriately.

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

        We have in the past and as of December 31, 2009 identified material weaknesses in our internal control over financial reporting and have concluded that our internal controls over financial reporting were not effective. The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as we continue in our efforts to transform our business. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. In addition, successful remediation of the noted control deficiencies is dependent on the Company's ability to hire and retain qualified personnel. Therefore, we cannot be certain that we will be able to successfully remediate our existing material weaknesses or that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

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

        Transactions other than those that fall under the "current account" and that involve conversion of Renminbi into foreign currency are classified as "capital account" transactions; examples of "capital account" transactions include repatriations of investment by or loans to foreign owners, or direct equity investments in a foreign entity by a China domiciled entity. "Capital account" transactions require prior approval from China's State Administration of Foreign Exchange (SAFE) or its provincial branch to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China.

        This system could be changed at any time and any such change may affect the ability of us or our subsidiaries in China to repatriate capital or profits, if any, outside China. Furthermore, SAFE has a significant degree of administrative discretion in implementing the laws and has used this discretion to limit convertibility of current account payments out of China. Whether as a result of a deterioration in the Chinese balance of payments, a shift in the Chinese macroeconomic prospects or any number of other reasons, China could impose additional restrictions on capital remittances abroad. As a result of these and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent. We have no assurance that the relevant Chinese governmental authorities in the future will not limit further or eliminate the ability of our Chinese subsidiaries to purchase foreign currencies and transfer such funds to us to meet our liquidity or other business needs. Any inability to access funds in China, if and when needed for use by the Company outside of China, could have a material and adverse effect on our liquidity and our business.

Fluctuations in the value of the Renminbi relative to the U.S. dollar could affect our operating results.

        We prepare our financial statements in U.S. dollars, while our underlying businesses operate in two currencies, U.S. dollars and Chinese Renminbi. It is anticipated that we will conduct our operations in China primarily in Renminbi. The conversion of financial information using a functional currency of Renminbi will be subject to risks related to foreign currency exchange rate fluctuations. The value of Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China's political and economic conditions and supply and demand in local markets. As we have significant operations in China, and will rely principally on revenues earned in China, any significant revaluation of the Renminbi could materially and adversely affect our financial results.

        The value of the Renminbi has fluctuated within a narrow and managed band against a basket of certain foreign currencies since 2005. However, the Chinese government has come under increasing U.S. and international pressure to revalue the Renminbi or to permit it to trade in a wider band, which many observers believe would lead to substantial appreciation of the Renminbi against the U.S. dollar and other major currencies. There can be no assurance that Renminbi will be stable against the U.S. dollar.

If China imposes economic restrictions to reduce inflation, future economic growth in China could be severely curtailed, reducing the profitability of our operations in China.

        Rapid economic growth can lead to growth in the supply of money and rising inflation. If prices for any products or services in China are unable, for any reason, to increase at a rate that is sufficient to compensate for any increase in the costs of supplies, materials or labor, it may have an adverse effect on our operations in China. In order to control inflation in the past, China has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending and could adopt additional measures to further combat inflation. Such measures could harm the economy generally and hurt our business by (i) limiting the income of our customers available to spend on our products and services, (ii) forcing us to lower our profit margins, and (iii) limiting our ability to obtain credit or other financing to pursue our expansion plans or maintain our business. We cannot predict with any certainty the degree to which our business will be adversely affected by slower economic growth in China.

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

        We conduct our business in China primarily through our wholly owned subsidiaries incorporated in China. Our subsidiaries are generally subject to laws and regulations applicable to foreign investment in China. Accordingly, our business might be affected by China's developing legal system. Since 1978, many new laws and regulations covering general economic matters have been promulgated in China, and the overall effect of legislation over the past 30 years has enhanced the protections afforded to various forms of foreign investment in China. However, foreign investors may be adversely affected by new laws, frequent changes to existing laws (or interpretations thereof) and preemption of provincial or local regulations by national laws or regulations. In addition, certain government policies and internal rules promulgated by governmental agencies may not be published in time, or at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. The Chinese legal system is based on written statutes, and prior court decisions have limited precedential value. Because many laws, rules and policies in China are relatively new and the Chinese legal system is still evolving, the interpretation and enforcement of laws, rules and policies in China are not always uniform and involve uncertainties. The Chinese government has broad discretion in dealing with violations of laws, rules and policies, including levying fines, revoking business and other licenses and requiring actions necessary for compliance, and enforcement of existing laws or contracts based on existing law may be sporadic; therefore, it may be difficult to predict the effect of existing or new Chinese laws, rules or policies on our businesses and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. Any litigation in China may be protracted and result in substantial costs and diversion of resources and management's attention.

A significant portion of our assets is located in the PRC, and investors may not be able to enforce federal securities laws or their other legal rights.

        A substantial portion of our assets is located in the PRC. As a result, it may be difficult for investors in the U.S. to enforce their legal rights, to effect service of process upon certain of our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties against our directors and officers located outside of the U.S.

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

Under the CIT Law, we may be classified as a "resident enterprise" of the PRC, which could result in unfavorable tax consequences to us and to non-PRC stockholders.

        Under the CIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a "resident enterprise," meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the CIT Law define de facto management as "substantial and overall management and control over the production and operations, personnel, accounting, and properties" of the enterprise. The CIT Law and its implementing rules are relatively new and ambiguous in terms of some definitions, requirements and detailed procedures, and currently no official interpretation or application of this new "resident enterprise" classification, other than for enterprises established outside of China whose main holding investor/s is/are enterprise/s established in China, is available; therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

        If the PRC tax authorities determine that we are a "resident enterprise" for PRC enterprise income tax purposes, the PRC could impose a 10% PRC tax on dividends we pay to our non-PRC stockholders and gains derived by our non-PRC stockholders from transferring our shares, if such income is considered PRC-sourced income by the relevant PRC authorities. In addition, we could be subject to a number of unfavorable PRC tax consequences, including: (a) we could be subject to enterprise income tax at a rate of 25% on our worldwide taxable income, as well as PRC enterprise income tax reporting obligations; and (b) although under the CIT Law and its implementing rules, dividends paid to us from our PRC subsidiaries through our sub-holding companies may qualify as "tax-exempt income," we cannot guarantee that such dividends will not be subject to withholding tax. Any increase in the taxation of our PRC-based revenues could materially and adversely affect our business, operating results and financial condition.

The PAS market will decline rapidly over the next year.

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

        MIIT has granted 3G mobile licenses to China Telecom, China Mobile and China Unicom. As a result, in the future they are likely to re-allocate capital expenditures to construct 3G networks, and as a consequence, significantly reduce capital expenditures relating to PAS networks that utilize our existing products. In addition, on January 9, 2009, in connection with the granting of 1900-1920 MHz frequency 3G licenses to the mobile communication companies in China, the MIIT officially issued a notice to unconditionally phase out the Personal Handy-phone System ("PHS") by the end of 2011 to guarantee the bandwidth for China's 3G services using TD-SCDMA technology, and requested China Telecom and China Netcom (both PAS service providers in China) to formulate a phase-out plan for their PHS services, and to cease the registration of new PHS users and expansion of the network. This may lead to the shutting down of PAS networks by such time.

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

        We only have trial licenses for our PAS systems and handsets. We have applied for, but have not yet received, a final official network access license for our PAS systems and handsets. Based upon communication with MIIT, we understand that our PAS systems and handsets are considered to still be in the trial period and sales of our PAS systems and handsets may continue to be made by us during this trial period, but that licenses will ultimately be required. If we fail to obtain the required licenses, we could be prohibited from making further sales of the unlicensed products, including our PAS systems and handsets, in China, which would substantially harm our business, financial condition and results of operations through December 31, 2011, when we expect to complete the phase-out of our PAS products. The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. Our external legal counsel in China has advised us that China's governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while a product is in the trial period in a manner that is inconsistent with our current understanding, and either of these conditions could have a material adverse effect on our business, financial condition and results of operations.

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

        Broadcasting television over the internet has only recently begun in China. SARFT, the central government's regulatory body, issued a measure in July 2004 to regulate the broadcasting of audio-visual programs through the information network, which includes our Internet Protocol television (IPTV) business. SARFT categorized the information network into the mobile telecommunication network, fixed communications network, microwave communication network, cable television network, satellite or other metropolitan area network, wide area network, local area network and other information networks categories. The equipment that receives information from these networks includes computers, television sets, mobile phones and other electronic products. In December 2007, MIIT and SARFT jointly issued a measure to regulate the service of audio-visual programs on the internet, which also includes our IPTV business. This measure requires the entities engaged in the services of audio-visual program on the internet to be owned or controlled by the State owned entities. However, on February 3, 2008, SARFT and MIIT jointly held a press conference in response to inquiries related to such measure, during which SARFT and MIIT officials indicated that service providers of audio-video program established prior to the promulgation date of such measure that do not have any regulatory non-compliance records can apply for such permit to continue their business. After the conference, the two authorities published a press release that confirmed the above guidelines. While regulating the IPTV business, SARFT is encouraging development in China of the digital television business, a business that may be competitive with IPTV in the target market. Digital television and IPTV target complementary markets and the extent of support SARFT will provide for IPTV in setting regulations is not clear. On February 3, 2010, the SARFT agreed to allow China Telecom to apply to SARFT for approval of an IPTV license to expand its IPTV trial to more cities and industries. Because the IPTV industry relates to both television and telecom sectors, it may be subject to regulation by different governmental authorities, including MIIT. However, due to a lack of uniform regulation on the development of the IPTV industry, we cannot predict that our IPTV business will operate smoothly in China. Our business may suffer if the law or policy in China does not encourage the IPTV industry.

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

The market price of our common stock may decline as a result of future sales of the shares that we propose to issue in a private placement.

        On February 1, 2010, we entered into agreements with Beijing E-town International Investment and Development Co., Ltd, Elite Noble Limited and Shah Capital Opportunity Fund LP. (collectively, the "Investors") providing for the issuance of approximately 22 million shares of our common stock in the aggregate to the Investors, representing approximately 17% of our common stock outstanding as of December 31, 2009. We are unable to predict the potential effects of the Investors' ownership of our common stock on the trading activity in and market price of our common stock. Pursuant to stockholder agreements between us and the Investors, we have agreed to grant to them registration rights for the resale of the shares of our common stock issued in the private placement. Although the

Investors will be subject to transfer restrictions for nine months following the closing of the private placement, these registration rights will facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by the Investors of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Our proposed private placement is subject to certain conditions to closing that could result in the transaction not being consummated or being delayed, either of which could negatively impact the market price of our common stock, our liquidity and our business and operating results.

        Consummation of the private placement is subject to a number of conditions, including, but not limited to, the receipt of certain authorizations, approvals or permits from various government agencies of China. There is no assurance that we will receive such authorizations, approvals or permits or satisfy the other conditions necessary for closing of the private placement. If any of the conditions to the private placement are not satisfied or, where waiver is permissible, not waived, the private placement will not be consummated. Failure to complete the private placement could result in a number of adverse effects, including:

  •
  a decline in the market price of our common stock to the extent the market price of our common stock reflects a market assumption that the private placement will occur;

  •
  requiring us to incur significant transaction costs without the benefit of the private placement; and

  •
  loss of anticipated benefits relating to the location of our headquarters in the Beijing Economic and Technology Development Zone which is affiliated with Beijing E-town International Investment and Development Co., Ltd.

        No assurance can be given that the private placement will be consummated, that there will be no delay in the consummation of the private placement or that the private placement will be consummated on the terms contemplated by the parties.

SOFTBANK CORP. with its related entities, including SOFTBANK America Inc., has significant influence over our management and affairs, which it could exercise against the best interests of our stockholders.

        SOFTBANK CORP. and its related entities, including SOFTBANK America Inc. (collectively, "SOFTBANK"), beneficially owned approximately 11% of our outstanding stock as of December 31, 2009. As a result, SOFTBANK has the ability to influence all matters submitted to our stockholders for approval, as well as our management and affairs. Matters that could require stockholder approval include:

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

        If we are unable to maintain compliance with the conditions for continued listing required by NASDAQ, then our shares of common stock may be subject to delisting from the NASDAQ Global Select Market. For example, as a result of our failure to timely file with the Securities and Exchange Commission our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, we were not in full compliance with NASDAQ Marketplace Rule 5250(c)(1), which requires us to make, on a timely basis, all filings with the Securities and Exchange Commission required by the Securities Exchange Act of 1934. While we returned to full compliance with NASDAQ's listing requirements on October 19, 2007, we are required to comply with NASDAQ Marketplace Rule 5250(c)(1) as a condition for our common stock to continue to be listed on the NASDAQ Global Select Market. If our shares of common stock are delisted from the NASDAQ Global Select Market, our common stock may not be eligible to trade on any national securities exchange or the over-the counter market. If our common stock is no longer traded through a market system, the liquidity of our common stock may be greatly reduced, which could negatively affect its price. In addition, we may be unable to obtain future equity financing, or use our common stock as consideration for mergers or other business combinations. A delisting from the NASDAQ Global Select Market may also have other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, and fewer business development opportunities.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        Our headquarters are currently located on a leased site in Alameda, California. Additionally, we operate facilities in the United States, China and globally consisting of office, research and development, warehousing and manufacturing sites primarily used jointly by our reporting segments.

        The headquarters for our China operations are located in Hangzhou. In 2001, we purchased the rights to use 49 acres of land located in Zhejiang Science and Technology Industry Garden of Hangzhou Hi-tech Industry Development Zone and have built a 2.7 million square foot facility on this site. The facility was occupied in October 2004 and is used for manufacturing operations, research and development and administrative offices. In December 2009, we entered into a Property Transfer and Leaseback Agreement for the intended sale of our manufacturing, research and development, and administrative offices facility in Hangzhou, China to another party with leaseback of a portion of the facility. On February 1, 2010, we entered into a lease agreement with respect to the leaseback of approximately 83,027 square meters (approximately 0.9 million square feet) which represents approximately one-third of the facility. The lease term expires in 2016. The sale transaction is subject to customary closing conditions and is expected to close between the end of March and April 2010.

        We lease approximately 0.6 million square feet of property, of which 0.2 million square feet are properties in China and 0.3 million square feet are properties in North America. We maintain 15 sales and customer support offices in 9 countries covering the United States, Canada, Latin America, the Caribbean, Europe, the Middle East, India, and the Asia-Pacific region. We lease sales offices in 27 locations in China.

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

        On June 2, 2006, we and the individual defendants filed a motion to dismiss the Second Amended Complaint. On March 21, 2007, the Court granted defendants' motion and dismissed plaintiffs' Second Amended Complaint. The Court granted plaintiffs leave to file a Third Amended Complaint, which plaintiffs filed on May 25, 2007. On July 13, 2007, we and the individual defendants filed a motion to dismiss and a motion to strike the Third Amended Complaint. On March 14, 2008, the Court granted defendants' motion and dismissed plaintiffs' Third Amended Complaint. The Court granted plaintiffs leave to file a Fourth Amended Complaint, which plaintiffs filed on May 14, 2008. On June 13, 2008, consistent with the Court's March 14, 2008 dismissal order, we and the individual defendants filed objections to the form and content of the Fourth Amended Complaint. On July 24, 2008, the Court overruled the objections. On September 8, 2008, we and the individual defendants filed a motion to dismiss and a motion to strike certain allegations from the Fourth Amended Complaint. On March 27,

2009, the Court denied defendants' motion to dismiss and granted defendants' motion to strike. Discovery and motion practice are ongoing in this litigation. No trial date has been set.

        Plaintiffs, the individual defendants and we have signed a stipulation of settlement providing for the settlement of the case. Defendant Softbank is not a party to the settlement. The settlement is contingent on approval by the court. Under the terms of the settlement, the individual defendants' and our insurers would pay the full amount of the settlement. The Court has scheduled a preliminary approval hearing for May 10, 2010. There is no assurance that the settlement will receive court approval. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial position, results of operations, or cash flows.

Governmental Investigations

        In December 2005, the U.S. Embassy in Mongolia informed us that it had forwarded to the Department of Justice (the "DOJ") allegations that an agent of our Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the "FCPA"). We, through our Audit Committee, authorized an independent investigation into possible violations of the FCPA, and we have been in contact with the DOJ and U.S. Securities and Exchange Commission (the "SEC") regarding the investigation. The investigation identified possible FCPA violations in Mongolia, Southeast Asia, India, and China, as well as possible violations of U.S. immigration laws. The DOJ requested that we voluntarily produce documents related to the investigation, the SEC subpoenaed us for documents, and we received a Grand Jury Subpoena requiring the production of documents related to one aspect of the DOJ investigation, that is, travel we had sponsored. We have resolved the investigations with the DOJ and the SEC. On December 21, 2009, as part of the resolution of these investigations, we executed a consent pursuant to which, without admitting or denying the SEC's allegations, we agreed to a judgment in favor of the SEC of $1.5 million, and agreed to certain reporting obligations for up to four years. The SEC has approved that resolution. On December 31, 2009, we entered into a non-prosecution agreement with the DOJ, pursuant to which we have paid an additional $1.5 million and agreed to undertake a three-year reporting obligation and to review and, where appropriate, strengthen our compliance, bookkeeping and internal controls standards and procedures. Under the non-prosecution agreement, subject to compliance with its terms, the DOJ has agreed not to criminally prosecute us for crimes (other than criminal tax violations) relating to certain travel arrangements we provided to customers in China.

Shareholder Derivative Litigation

        On November 17, 2006, a shareholder derivative complaint captioned Ernesto Espinoza v. Ying Wu et al., Case No. RG06298775, was filed against certain of our current and former officers and directors in the Superior Court of the County of Alameda, California. The complaint alleges that the individual defendants, among other things, breached their duties, were unjustly enriched, and violated the California Corporations Code in connection with the timing of stock option grants. The complaint names us as a nominal defendant and seeks unspecified monetary damages against the individual defendants and various forms of injunctive relief. On February 2, 2007, we and the individual defendants filed demurrers against the complaint. On April 11, 2007, the Court sustained the individual defendants' demurrer, overruled our demurrer, ordered the plaintiff to file an amended complaint, and ordered us to answer the original complaint. The plaintiff filed an amended complaint and we have filed an answer to the amended complaint. On August 21, 2007, the individual defendants filed demurrers against the amended complaint. The Court sustained the individual defendants' demurrers and ordered the plaintiff to file a second amended complaint. On September 26, 2008, plaintiff filed his second amended complaint. On November 21, 2008, we and the individual defendants filed demurrers against the second amended complaint. On February 27, 2009, the Court sustained our demurrer and ordered the plaintiff to file a third amended complaint. On March 20, 2009, plaintiff filed his third amended complaint. On May 5, 2009, we and the individual defendants filed demurrers against the third amended complaint. On August 11, 2009, the Court sustained our demurrer without leave to amend. On October 13, 2009, plaintiffs filed a notice of appeal.

        The parties have signed a binding Memorandum of Understanding providing for the settlement of the case. The settlement requires completion of final settlement documentation. The settlement is contingent on approval by the court. Under the terms of the settlement, the individual defendants' insurer would pay the full amount of the monetary portion of the settlement. There is no assurance that the settlement will receive court approval. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial position, results of operations, or cash flows.

IPO Allocation

        On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against us, some of our directors and officers and various underwriters for our initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offerings Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our common stock between March 2, 2000 and December 6, 2000. Our directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss the claims brought by defendants, including us. The order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that registration statement filed in accordance with the IPO was misleading.

        In 2007, a settlement that had been pending with the Court since 2004 was terminated by stipulation of the parties to the settlement, after a ruling by the Second Circuit Court of Appeals in six test cases in the coordinated proceeding (the action involving us is not one of the test cases) made it unlikely that the settlement would receive final Court approval. Plaintiffs filed amended master allegations and amended complaints in the six test cases, which the defendants in those cases moved to dismiss. In 2008, the Court largely denied the defendants' motion to dismiss the amended complaints.

        The parties have reached a global settlement of the litigation. On October 5, 2009, the Court entered an Opinion and Order granting final approval of the settlement. Under the settlement the insurers will pay the full amount of the settlement share allocated to us, and we will bear no financial liability. We, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. Certain objectors have appealed the Court's October 5, 2009 order. If for any reason the settlement does not become effective, we believe we have meritorious defenses to the claims and intend to defend the action vigorously.

UTStarcom, Inc. v. Starent Patent Infringement Litigations

        On February 16, 2005, we filed a suit against Starent for patent infringement in the U.S. District Court for the Northern District of California. In the Complaint, we assert that Starent infringes UTStarcom patent U.S. Reg. No. 6,829,473 through Starent's development and testing of a software upgrade for its customer's installed ST-16 Intelligent Mobile Gateways. We seek, inter alia, declaratory and injunctive relief. Starent filed its answer and counterclaims, on May 31, 2005, denying our allegations and seeking a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable. On June 16, 2005, we filed a motion to strike Starent's affirmative defense and dismiss

Starent's counterclaim alleging inequitable conduct. On July 19, 2005, the parties stipulated that Starent would file an amended answer and counterclaim by July 27, 2005 and that we would withdraw our motion to strike. We withdrew our motion to strike and on July 27, 2005, Starent filed its amended answer and counterclaim. On August 10, 2005, we responded to Starent's amended counterclaim. In early December 2006, we filed a reissue application for the '473 patent with the United States Patent and Trademark Office. Starent has also filed for reexamination of the '473 patent. The reexamination and reissue were then consolidated. Both UTStarcom and Starent have responded to the first Office Action mailed on December 22, 2008 by the Patent and Trademark Office in the consolidated proceedings.

        On May 8, 2007, we filed an additional suit against Starent and sixteen individual defendants (who were all former employees of 3Com's CommWorks division, of which we acquired certain assets in May of 2003) in the Northern District of Illinois. The causes of action include claims for patent infringement, misappropriation of trade secrets, intentional interference with business relations and prospective economic advantage and declarations of ownership of certain patent rights. We seek compensatory damages, punitive damages and injunctive relief. After the court denied the defendant's motion to dismiss the misappropriation of trade secrets claims, on August 30, 2007, Defendants answered our complaint, denying our allegations and asserting a number of affirmative defenses and counterclaims. We filed an Amended Complaint to allege additional related causes of action. Starent moved to dismiss certain causes of action of the Amended Complaint. On May 30, 2008, we amended our complaint to remove from suit U.S. patent 6,978,128, and to add additional factual allegations relating to all defendants in the case. On July 23, 2008, the Court dismissed our trade secret and contract-based counts. We asked the Court to clarify that ruling and filed a motion for leave to file a Fourth Amended Complaint containing the trade secret and contract-based counts. After initially granting Defendants' motion to strike that complaint, the Court reconsidered its order and granted us leave to file it. The Fourth Amended Complaint has been filed. On October 14, 2008, Defendants moved to dismiss various counts of that Complaint, including again seeking to have the trade secret claims dismissed. On March 24, 2009, the Court ruled on Defendants' Motion. The Court denied Defendants' motion to dismiss our trade secret claims. However, to the extent our claims against Defendants for intentional interference with business relations are based on misappropriation of our trade secrets, the Court partially dismissed those claims, based upon the doctrine of preemption. The Court also dismissed, as not yet ripe for adjudication, one of the patent claims brought by us. Finally the Court also dismissed contract-based claims and related claims against individual defendants who had previously been employed by the 3Com's CommWorks division. On March 25, 2009, the Court denied the motion of Starent co-founder Anthony Schoener to dismiss him individually based upon lack of personal jurisdiction. On April 21, 2009, Defendants answered the remaining claims against them.

        On August 27, 2008, we moved to dismiss Starent's counterclaims. On December 5, 2008, the Court partially granted this motion. On January 9, 2009, Starent filed amended counterclaims for non-infringement, invalidity and unenforceability of the asserted patents, tortuous interference with prospective economic advantage and trade secret misappropriation. On January 26, 2009, we filed an answer to the counterclaims and asserted various affirmative defenses. On April 21, 2009, in connection with Defendants' answers to our claims that remained after the Court's March 24, 2009 ruling on Defendants' motion to dismiss the Fourth Amended Complaint, Starent and four of the Individual Defendants asserted counterclaims for non-infringement, invalidity and unenforceability of the asserted patents, tortuous interference with prospective economic advantage and trade secret misappropriation. On May 14, 2009, we filed an answer to the counterclaims and asserted various affirmative defenses.

        On June 10, 2009, the parties entered into a Stipulation whereby we agreed to dismiss our claims for misappropriation of trade secrets against fifteen of the eighteen Individual Defendants (but not against Starent and three Individual Defendants), intentional interference with business relations (against all defendants), and four of the patent-related claims against the four Individual Defendants named in those claims. The Stipulation also includes an agreement whereby the patent-related counterclaims asserted against us by the four Individual Defendants are dismissed. The fifteen Individual Defendants also agreed not to file any future claims or counterclaims against us (or our successors or assignees) relating to this action unless we file further claims against them. On July 10, 2009, the parties entered into a Stipulation whereby we agreed to dismiss our claim for copyright infringement against Starent.

        Starent filed motions for summary judgment of non-infringement of U.S. Patent 7,173,905, U.S. Patent 6,684,256, and U.S. Patent 6,765,900. Starent also filed a motion for partial summary judgment concerning our trade secret claim. Starent filed a motion for summary judgment of invalidity of claim 6 of U.S. Patent 6,963,582. On September 16, 2009, the Special Master recommended to the District Court that Starent's motion for summary judgment of non-infringement of U.S. Patent 7,173,905 be granted. On September 30, 2009, the Court adopted the Special Master's recommendations and granted Starent's motion for summary judgment of non-infringement of U.S. Patent 7,173,905.

        On October 14, 2009, the parties executed a settlement agreement, pursuant to which Starent paid us a one time sum of $3.5 million in exchange for a perpetual royalty free license to our patents, and we and Starent will dismiss with prejudice all claims, counterclaims and defenses asserted in these actions.

Other Litigation

        We are a party to other litigation matters and claims that are normal in the course of operations, and while the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 4—RESERVED

PART II

ITEM 5—MARKET FOR UTSTARCOM, INC.'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

	High	Low
Fiscal 2009
First Quarter	$2.18	$0.63
Second Quarter	$2.43	$0.74
Third Quarter	$2.54	$1.39
Fourth Quarter	$2.38	$1.65
Fiscal 2008
First Quarter	$3.19	$2.23
Second Quarter	$5.94	$2.79
Third Quarter	$5.69	$2.52
Fourth Quarter	$3.41	$1.35

        Our common stock has been traded on The NASDAQ Stock Market, LLC ("NASDAQ") under the symbol UTSI since our initial public offering on March 2, 2000. The preceding table sets forth the high and low sales prices per share of our common stock as reported on NASDAQ for the periods indicated. As of February 26, 2010, we had approximately 117 stockholders of record.

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

  COMPANY'S STOCK PERFORMANCE

        The graph below compares the cumulative 5-year total return of holders of UTStarcom, Inc.'s common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Telecommunications index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2004 to December 31, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among UTStarcom, Inc., The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

	12/04	12/05	12/06	12/07	12/08	12/09
UTStarcom, Inc.	100.00	36.39	39.50	12.42	8.35	9.89
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ Telecommunications	100.00	91.66	119.67	132.55	77.09	107.17

  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

        The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated by reference in Part III, Item 12 of this Form 10-K.

ITEM 6—SELECTED FINANCIAL DATA

        The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K, which are incorporated herein by reference, in order to understand further the factors that may affect the comparability of the financial data presented below.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales(1)	$386,344	$1,640,449	$2,466,970	$2,458,861	$2,871,110
Gross profit	$64,979	$261,242	$321,451	$385,744	$435,836
Operating loss(2)	$(218,688)	$(176,216)	$(212,045)	$(138,160)	$(456,714)
Net loss attributable to UTStarcom, Inc.(3)	$(225,688)	$(150,316)	$(195,575)	$(117,345)	$(532,645)
Net loss per share attributable to UTStarcom, Inc.—Basic and Diluted	$(1.77)	$(1.22)	$(1.62)	$(0.97)	$(4.55)

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$265,843	$309,603	$437,449	$661,623	$645,571
Working capital	$94,591	$312,072	$389,750	$800,356	$834,126
Total assets	$929,111	$1,310,806	$1,984,588	$2,383,305	$2,551,331
Total short-term debt	—	—	$322,829	$102,758	$198,826
Long-term debt	—	—	$333	$275,161	$274,900
Total UTStarcom, Inc. stockholders' equity	$255,359	$466,834	$617,976	$774,360	$826,649

(1)
On July 1, 2008, we completed our divestiture of PCD. Revenue for the years ended December 31, 2008, 2007, 2006, and 2005 related to PCD was $880 million, $1,664 million, $1,339 million and $1,369 million, respectively. In July 2009, we sold our Korea operations and at December 31, 2009, we have substantially completed the wind-down of our worldwide handset operations.

(2)
The operating loss includes the following items:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Impairment of goodwill and other long-lived assets	$33,287	$27,220	$19,912	—	$218,094
Restructuring	$46,495	$13,059	$14,474	—	$29,669
Net gain on divestitures	$(100)	$(7,782)	$(4,271)	$(12,291)	—
(3)
Net loss attributable to UTStarcom, Inc. for the year ended December 31, 2009 included no significant non-operating income or expense items. In addition to the items included in the operating losses discussed above, net loss attributable to UTStarcom, Inc. for the year ended December 31, 2008 included $47.9 million gain from sale of certain investments and liquidation of investment in a variable interest entity. Net loss attributable to UTStarcom, Inc. for the year ended December 31, 2007 included $53.7 million gain from sale of certain investments. Net loss attributable to UTStarcom, Inc. for the year ended December 31, 2006 included a $13.5 million charge associated with the other-than-temporary impairment of a long-term investment. Net loss attributable to UTStarcom, Inc. for the year ended December 31, 2005 included a gain of $47.2 million from the sale of a long term investment to Softbank Corp., a related party. Net loss attributable to UTStarcom, Inc. for the year ended December 31, 2005 also included a $31.4 million gain on extinguishment of subordinated notes and income tax expense of $136.5 million, which included a valuation allowance of $237.3 million on our net deferred tax assets.

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

OVERVIEW

        We are one of the leading global providers of Internet Protocol ("IP")-based network solutions including the integration and support services sold to telecommunications operators in both emerging and established markets around the world. Our focus is to design and sell IP-based telecommunications infrastructure products including our primary product suite of Internet Protocol TV ("IPTV"), and broadband solutions along with the ongoing services relating to the installation, operation and maintenance of these products. Collectively our range of solutions is designed to expand and modernize telecommunications networks through smooth network system integration, lower operating costs and increased broadband access. We also provide the carriers with increased revenue opportunities by enhancing their subscribers' user experience. The majority of our sales have been to service providers in China and India. We also sell to service providers in selective markets in Asia, Latin America and Europe.

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

  •
  Focus primarily on providing a suite of IP-based solutions including our main product suite comprised of IPTV and broadband products and related services.

  •
  Maintain our leadership position in China and India while solidifying our presence in selective geographical markets in Asia, Latin America and Europe.

  •
  Leverage our strong reputation with telecom carriers and our ability to solve complex network problems.

  •
  Improve our financial position by executing announced restructuring initiatives and reducing operating expense levels.

  •
  Improve operational flexibility and cash requirements through outsourcing of manufacturing operations.

Pending Sale of Hangzhou Building and Impairment Charge

        In June 2009, we announced our intention to consider a potential sale of our manufacturing, research and development, and administrative offices facility in Hangzhou, China. In December 2009, we entered into a Property Transfer and Leaseback Agreement (the "Sale Leaseback Agreement") for the intended sale of the property to another party for approximately $140 million. Under the terms of the agreement, we will lease back approximately 83,027 square meters, or approximately 0.9 million square feet, of the property through 2016. The transaction is expected to close between the end of March and April 2010, subject to customary closing conditions, including completion of required regulatory approvals. We recorded a non-cash impairment charge related to the Hangzhou facility of $33.3 million during the fourth quarter of 2009. See Note 6 of Notes to our Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K.

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

Restructuring Programs

        On June 9, 2009, our Board of Directors approved a restructuring plan (the "2009 Restructuring Plan") designed to reduce our operating costs. The 2009 Restructuring Plan includes a worldwide reduction in force of approximately 50% of our headcount, or approximately 2,300 employees located primarily in China and the United States and, to a lesser degree, other international locations. During 2009, we recorded restructuring costs of approximately $46.5 million related to the 2009 Restructuring Plan and prior year restructuring plans. We will continue our efforts to evaluate certain operations and will consider opportunities to divest additional non-core assets and may incur additional costs associated with future actions to further align our business operations and streamline our business processes.

Investments

        During the first quarter of 2008, we sold our remaining investment in Gemdale Co., Ltd ("Gemdale") for approximately $32.9 million and recognized a gain of $32.4 million in other income, net. We also sold our investment in Infinera Corporation ("Infinera") for approximately $9.2 million and recognized a gain of $7.3 million in other income, net. During 2009, we recorded approximately $5.5 million of other-than-temporary impairment charges related to our investments in MRV Communications ("MRV") and Xalted Networks ("Xalted"). During the fourth quarter of 2009, we sold our investment in MRV for approximately $1.0 million and recognized a gain of approximately $0.4 million. See Note 4 of Notes to our Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K.

Decline in PAS Business and Wind-down of Handset Segment

        We expect PAS networks will be phased out by January 1, 2012. MIIT has granted 3G mobile licenses to China Telecom, China Mobile and China Unicom. On January 9, 2009, the MIIT officially issued a notice to unconditionally phase out the Personal Handy-phone System ("PHS") by the end of 2011 to guarantee the bandwidth for China's 3G services. Consequently, in the fourth quarter of 2009, we have determined the remaining expected period of support as 2 years and hence deferred revenue associated with PAS infrastructure will be recognized ratably through the fourth quarter of 2011. For additional discussion see "Results of Operations-Net Sales" section of this Item 7.

        We have substantially completed the wind-down of our worldwide handset operations and do not expect our handset segment to have significant contribution to our revenue and gross margin in 2010 and beyond.

Potential Effects of Current Global Economic Conditions on Sales, Operations, and Liquidity

        Disruptions in orderly financial markets in 2008, resulting from, among other factors, severely diminished liquidity and credit availability plus volatile and declining valuations of securities and other investments, caused business and consumer confidence to ebb, business activities to slowdown, and unemployment to increase. These factors along with the interconnectivity and interdependency of international economies which continued throughout 2009 created a global downturn in economic activity which was sufficiently without precedent. The governments of many leading nations have taken actions designed to counter the worst effects and severity of the recent economic conditions.

        We are unable to predict how long the economic downturn will last. A continuing economic downturn may adversely impact our business in a number of ways, such as:

  •
  Reduced demand for our products and services.

  •
  Increased pricing pressure and lower margins.

  •
  Greater difficulty in collecting accounts receivable.

  •
  Additional restructuring and asset impairment charges.

Strategic Investment and Changes in Management and the Board of Directors

        On February 1, 2010, we entered into agreements for a strategic relationship with Beijing E-town International Investment and Development Co., Ltd ("BEIID"), an investment company established by the Beijing Municipality which includes an investment of $48.5 million in the common stock of the Company by BEIID and two unrelated investment funds, Elite Noble Limited and Shah Capital Opportunity Fund LP. As part of the investment, we will issue approximately 22 million shares of common stock at a price of $2.20 per share in a private placement transaction. We intend to use the proceeds for working capital and general corporation purposes.

        In connection with the transaction and in furtherance of our strategic goals in China, Ying (Jack) Lu has been appointed our new Chief Executive Officer and President effective the later date of three months after the closing of the investment or June 30, 2010. From March 1, 2010, until he assumes the CEO position, he will be the Company's Chief Operating Officer. Peter Blackmore will retire as our CEO and President upon Ying (Jack) Lu's assumption of the CEO position. Upon the closing of the transaction, three new members will be appointed as directors to our board of directors, and two current board members will resign at that time. The total number of directors on the board will be increased from six to seven in connection with the transaction.

        We also announced we will move our headquarters to Beijing, China as part of an agreement with Beijing Development Area, which is also related to Beijing Municipality. That agreement will be effective upon closing of the investment. As part of the agreement, we will be able to apply to Beijing Development Area for tax incentives and other financial and non-financial assistance to the Company. We plan to retain all our operations in Hangzhou and Shenzhen.

        Management believes these strategic changes are consistent with our growth strategy of focusing on selective IP-based infrastructure products and services in high growth regions of Asia, particularly China. Management believes our growth strategy is in good alignment with the series of guidelines recently issued by China's State Council to push forward network convergence among telecom, cable television, and internet companies. We believe this relationship will contribute significant financial and strategic value, including strengthening our relationships and presence in China, and better positioning us to achieve profitable growth in the future.

RESULTS OF OPERATIONS

        To align the business units with our corporate strategy to focus on core businesses, on July 1, 2008 we sold our Personal Communications Division ("PCD") to PCD LLC (see Note 3 of Notes to our Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K). Prior to July 1, 2008, PCD sold and supported handsets other than PAS handsets, mainly in the United States.

        Included in the Other segment were Mobile Solutions Business Unit ("MSBU") and Custom Solutions Business Unit ("CSBU"). On July 31, 2008, we sold MSBU which was responsible for the development, sales and service of our wireless IPCDMA/IPGSM product line. In the first quarter of 2009, we completed the wind-down of CSBU and the consolidation of voice messaging technology into our Multimedia Communications segment. CSBU historically had been responsible for the development, sales and service of other non-core products. The consolidation of voice messaging technology into the Multimedia Communications segment did not have a significant impact on segment net sales or gross profit. As a result of these changes we revised our internal reporting structure, operating segments and reporting segments.

        Effective January 1, 2009, our reporting segments were as follows:

  •
  Multimedia Communications

  •
  Broadband Infrastructure

  •
  Handsets

  •
  Services

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

        Our Handsets segment designs, builds and sells mobile phones with continued focus on the PAS and CDMA handset market, as well as data cards markets. Handset sales to PCD LLC, which commenced after the July 1, 2008 sale of PCD, are included in this segment. In December 2008, we initiated action to wind down our Korea operations and in July 2009 completed the sale of our Korea operations. In the fourth quarter of 2009, we substantially completed the wind-down of our remaining worldwide handset business.

        Our Service segment is responsible for providing services and support of our Broadband Infrastructure and Multimedia Communications product lines with activities ranging from network planning, circuit-to-packet network migration planning, systems integration, program management, operations management and support, and knowledge transfer.

NET SALES

	Years Ended December 31,
	2009	% of net sales	2008	% of net sales	2007	% of net sales
	(in thousands, except percentages)
Net Sales by Segment
Multimedia Communication	$140,446	36%	$280,391	17%	$315,515	13%
Broadband Infrastructure	80,941	21%	110,862	7%	157,118	6%
Handsets	102,000	27%	287,607	18%	234,468	10%
Service	62,957	16%	57,911	3%	53,214	2%
PCD	—	—	879,588	54%	1,664,147	67%
Other	—	—	24,090	1%	42,508	2%

	$386,344	100%	$1,640,449	100%	$2,466,970	100%

Net Sales by Region
United States	$78,806	21%	$1,003,072	61%	$1,665,021	67%
China	177,147	46%	435,846	27%	560,548	23%
India	62,859	16%	28,166	2%	36,167	2%
Other	67,532	17%	173,365	10%	205,234	8%

	$386,344	100%	$1,640,449	100%	$2,466,970	100%

Fiscal 2009 vs. 2008

        Net sales decreased by 76%, or $1,254.1 million for 2009 compared to 2008. The decrease was primarily due to disposal of PCD and MSBU in 2008 and disbandment of the operations formerly included in the Other segment in the first quarter of 2009. The PCD and Other segments accounted for $903.7 million of the decrease. Net sales for the segments other than the PCD and Other decreased by $350.4 million or 48%. Multimedia Communications net sales decreased by $139.9 million, or 50% for 2009 compared to 2008, mainly due to continued weakening demand for our PAS Infrastructure products, decrease in NGN and TD-SCDMA sales partially offset by increase in IPTV related products and IP messaging product sales, as well as recognition of additional revenue related to our PAS Infrastructure product due to the acceleration of deferred revenue amortization. Broadband Infrastructure segment net sales decreased by $29.9 million or 27% for 2009 compared to 2008, mainly due to decrease in sales of all major product lines except of GEPON. Handsets segment net sales decreased by $185.6 million, or 65% primarily due to the declines of our PAS handsets sales, GSM handsets sales and CDMA handsets sales to PCD LLC, partially offset by the increase of CDMA handsets sales in China. Service segment net sales increased by $5.0 million or 9% primarily due to higher international maintenance service revenue partially offset by the decrease in China service sales after the China telecommunications industry restructuring.

        For additional discussion, see the "Segment Reporting" section of this Item 7.

        In 2010 and beyond, we expect a continued decline in demand for our PAS handsets and infrastructure equipment. We review assumptions regarding the estimated post contract support periods on a regular basis. Due to the China telecommunication industry restructuring and launch of 3G services in China, the Ministry of Industry and Information Technology of China announced that PAS services in China will be phased out by January 1, 2012. In the second and third quarter of 2009, we streamlined our sales, service and research and development operations for PAS handsets and infrastructure equipment. We do not perform any new research and development of PAS products and we maintain a small support team to assist our customers with warranty matters. In the later part of the third quarter 2009 and early part of the fourth quarter 2009, we contacted our PAS infrastructure customers and held discussions with them on the PAS products future. In October 2009, we notified our PAS infrastructure customers in China that we will no longer provide upgrades or support of PAS products beyond December 31, 2011. Consequently, we have determined the remaining expected period of support as 2 years and hence deferred revenue associated with PAS infrastructure is being recognized ratably beginning in the fourth quarter of 2009 through the fourth quarter of 2011. As a result of this change, net sales and gross profit in the fourth quarter of 2009 increased by approximately $6 million and $2 million, respectively. As of December 31, 2009, we have approximately $186.4 million of deferred revenue associated with PAS infrastructure sales for which we accelerated the amortization period of support. In each of fiscal 2010 and 2011, total net sales and gross profit associated with the amortization of this PAS-related deferred revenue will approximate $93 million and $33 million, respectively.

        The economic uncertainty that we are operating in today could adversely impact our business. However, the majority of our business is based in China and India—two countries that are still projected to have economic growth in 2010. We currently offer and have initial market acceptance of our IPTV products in China, India, Taiwan and other geographic regions. We believe that the IPTV market presents a meaningful growth opportunity in these regions as well as other regions where we have targeted to expand our IPTV offerings.

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

GROSS PROFIT

	Years Ended December 31,
	2009	Gross Profit %	2008	Gross Profit %	2007	Gross Profit %
	(in thousands, except percentages)
Gross profit (loss) by Segment
Multimedia Communication	$55,150	39%	$127,112	45%	$109,706	35%
Broadband Infrastructure	2,981	4%	(3,516)	(3)%	6,512	4%
Handsets	(18,982)	(19)%	39,015	14%	76,219	33%
Service	25,830	41%	17,407	30%	8,923	17%
PCD	—	—	69,005	8%	94,215	6%
Other	—	—	12,219	51%	25,876	61%

	$64,979	17%	$261,242	16%	$321,451	13%

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

        Our gross profit has been affected by average selling prices, material costs, product mix, the impact of warranty charges and contract loss provisions, as well as inventory write-downs and release of deferred revenues and related costs pertaining to prior years. Our gross profit, as a percentage of net sales, varies among our product families. We expect that our overall gross profit, as a percentage of net sales, will fluctuate in the future as a result of shifts in product mix, stage of product life cycle, decreases in average selling prices and our ability to reduce cost of sales.

Fiscal 2009 vs. 2008

        Gross profit was $65.0 million, or 17% of net sales for 2009, compared to $261.2 million, or 16% of net sales for 2008. The overall gross profit decrease in absolute dollars was primarily due to overall decrease in sales and the disposal of PCD and MSBU in 2008 and disbandment of the operations formerly included in the Other segment in the first quarter of 2009. PCD and Other segments in aggregate accounted for $81.2 million decrease in gross profit for 2009. Gross profit for the segments other than PCD and Other decreased by $115.0 million for 2009 as compared to 2008. This decrease was primarily due to decrease in sales, additional inventory write-downs and claim settlement related to certain handsets sold to PCD LLC for the Handsets segments, and decrease in sales of higher margin Multimedia Communications products during 2009, partially offset by an $8.5 million decrease to cost of sales in the Handsets segment resulting from the amortization of the Marvell Technology Group Ltd. ("Marvell") supply agreement during the first quarter of 2009 (See Note 3 of Notes to our Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K.)

        For additional discussion, see "Segment Reporting" section of this Item 7.

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

        Excluding PCD and Other segments, our gross profit was $180.0 million, or 24% of net sales for 2008, compared to $201.3 million, or 26% for 2007.

OPERATING EXPENSES

        The following table summarizes our operating expenses:

	Years Ended December 31,
	2009	% of net sales	2008	% of net sales	2007	% of net sales
	(in thousands, except percentages)
Selling, general and administrative	$140,742	36%	$257,559	16%	$319,145	13%
Research and development	63,243	16%	143,291	9%	168,275	7%
Amortizization of intangible assets	—	—	4,111	0%	15,961	1%
Impairment of goodwill and other long-lived assets	33,287	9%	27,220	2%	19,912	1%
Restructuring	46,495	12%	13,059	1%	14,474	1%
Net gain on divestitures	(100)	0%	(7,782)	(1)%	(4,271)	(1)%

Total operating expenses	$283,667	73%	$437,458	27%	$533,496	22%

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

SELLING, GENERAL AND ADMINISTRATIVE

Fiscal 2009 vs. 2008

        SG&A expenses were $140.7 million for 2009, a decrease of $116.8 million as compared to $257.6 million for 2008. The decrease in SG&A expense was primarily due to a $14.4 million decrease in SG&A expenses related to divested operations, primarily PCD and MSBU, a $41.8 million decrease in personnel related expenses due to continuous streamlining of operations and recent cost reduction measures, a $14.7 million reduction in legal and accounting fees as a result of a $3.5 million receipt related to a legal settlement of the Starent patent litigation during the fourth quarter of 2009 as well as reduced activity in investigations and litigation, a $9.7 million decrease in depreciation expense due to assets impairment write-offs in 2008, a $10.4 million savings from reduction in the use of outside services, a $7.9 million decrease in travel related expenses due to reduced travel activity and cost containment efforts, a $7.3 million reduction in advertising and marketing, sales promotions, as well as shows and exhibits expenses due to reduced sales activities, a $2.9 million decrease in facility related expense, a $1.0 million increase in recovery of doubtful account as a result of continued effort in collection, a $1.2 million increase in net gain on disposed assets, a $2.1 million reduction in other taxes, fees, licenses, a $1.2 million reduction in insurance premium and a $1.2 million decrease in equipment expense as we continued to streamline our operations.

Fiscal 2008 vs. 2007

        SG&A expenses were $257.6 million for 2008, a decrease of 19% as compared to $319.1 million for 2007. Of the decrease of $61.5 million, $14.9 million was related to the disposal of PCD and MSBU in July 2008. The decrease was also due to a $15.7 million decrease in legal and accounting fees as a result of reduced activity in investigations and litigation, a $7.6 million savings from reduction in the use of outside services primarily due to our accounting restatement in 2007 and the implementation of the upgrade of our enterprise resource planning ("ERP") system, a $7.1 million decrease in personnel related expenses and bonuses due to continuous streamlining of operations and recent cost reduction measures, a $3.2 million decrease due to the deconsolidation of a variable interest entity and certain fixed assets being fully amortized in early 2008, a $2.3 million decrease in advertising & marketing expense due to reduced sales activities, a $2.3 million reduction in commission expense due to decrease in overall revenue, a $2.5 million decrease in tax and licenses due to reduced business taxes in China resulting from a tax refund from the government and a $1.8 million decrease in travel related expenses due to reduced travel activity and cost containment efforts. The decrease is partially offset by a $3.1 million decrease in recovery of bad debt in 2008.

RESEARCH AND DEVELOPMENT

Fiscal 2009 vs. 2008

        R&D expenses decreased by $80.0 million during 2009 compared to 2008. In July 2008, we sold PCD and MSBU which resulted in aggregated R&D savings of $10.4 million for 2009. In addition, the decrease was also due to a $41.4 million decrease in personnel related expenses as we continued to streamline our R&D operations and reduced spending in non-core business units, a $12.0 million savings from reduction in use of outside services primarily due to wind-down of the Korea operation, a $3.7 million decrease in travel related expenses due to reduced travel activity, a $3.8 million decrease in facility related expense, a $3.4 million decrease in depreciation and a $4.8 million decrease in software license and parts expenses as we continued to streamline our operations.

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

STOCK-BASED COMPENSATION EXPENSE

        At December 31, 2009, there was approximately $8.5 million of total unrecognized compensation cost, as measured, related to non-vested stock options and restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 1.7 years. The following table summarizes the stock-based compensation expense in our consolidated statement of operations:

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Cost of net sales	$662	$1,306	$697
Selling, general and administrative	7,146	15,652	7,988
Research and development	1,509	3,607	4,107
Restructuring	2,777	—	—

Total	$12,094	$20,565	$12,792

Fiscal 2009 vs. 2008

        The decrease in stock-based compensation expense in 2009 compared to 2008 was primarily due to the reduced headcount as a result of workforce reductions in the second half of 2008 and throughout 2009, higher valued equity awards becoming fully vested in 2009, and the decrease in equity awards granted in 2009. Based on the foregoing factors, we expect stock-based compensation expense will continue to decrease for fiscal 2010.

Fiscal 2008 vs. 2007

        The increase in stock-based compensation expense during 2008 compared to 2007 was primarily due to the recognition of expense in 2008 for awards granted in the fourth quarter of 2007 and during 2008, including annual merit equity awards granted in November 2007 and February 2008, compared with the same period in 2007 when no awards were granted as we were delinquent in the filing of our reports with the SEC. The 2008 stock-based compensation expense attributable to selling, general and administrative includes approximately $1.5 million resulting from award modifications related to the retirement of one of the Company's executives. The fourth quarter of 2008 includes a charge of $2.5 million relating to prior periods resulting from the correction of the forfeiture rate application. The impact of recording this prior-period charge on the prior and current periods is not material.

AMORTIZATION OF INTANGIBLE ASSETS

Fiscal 2009 vs. 2008

        There was no amortization of intangible assets in 2009 compared to $4.1 million in 2008. An impairment charge of $4.9 million was recorded in the fourth quarter of 2008 to fully write-off the remaining carrying value of intangible assets at December 31, 2008.

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

ASSET IMPAIRMENT

        In June 2009, we announced our intention to consider a potential sale of our manufacturing, research and development, and administrative offices facility in Hangzhou, China. In December 2009, we entered into a Sale Leaseback Agreement for the intended sale of the property to another party for approximately $140 million and the leaseback of a portion of the property through 2016. The transaction is expected to close between the end of March and April 2010, subject to customary closing conditions, including completion of required regulatory approvals.

        During the third quarter of 2009, we contracted with a commercial real estate agent to assist in evaluating a potential sale of the facility. Furthermore, in October 2009, we initiated actions to consolidate our use of the facility to reduce our operating costs that revised our projected occupancy needs. In light of these developments, we performed a recoverability assessment of the facility as of September 30, 2009. Impairment testing performed by us for the third quarter of 2009, utilizing an income approach, indicated that the fair value approximated the carrying value of the Hangzhou facility as of September 30, 2009 of $160.5 million, and no impairment was recorded with respect to this property. The income approach was used as a result of the lack of preliminary offers and available comparable market transaction activity to place reliance on the market valuation approach. However, during the fourth quarter of 2009, the Sale Leaseback Agreement received from the buyer gave us a better indication of the property's fair value, and revealed that the value of the property to an interested third party was lower than the fair value we had previously estimated using the income approach. The building is approximately 2.7 million square feet and unique in its design. Based on the uniqueness of the building and the fact that only a single offer for the building had been received after having it on the market for several months management determined that a third party offer was a better indication of the fair value than other methods because the offer was specific to the property representing direct evidence of the fair value. Based on this offer, we determined that the property had a net book value in excess of its fair value. Due to the apparent decline in value, we conducted a recoverability test for this entity-wide asset and determined the carrying value of our net assets exceeded the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. In our assessment of fair value, management has placed primary reliance on the market approach (the third party offer). The result of this analysis reduced our overall assessment of fair value of the property by $33.3 million. Accordingly, we recorded a non-cash impairment charge of $33.3 million during the fourth quarter of 2009. The adjusted carrying value of $125.7 million of the property was lower than the pending sales price because the valuation performed factored in the above-market rental rates to be paid by the Company as stipulated in the leaseback agreement accompanying the sale. Our overall assessment of fair value of the property was based on Level 2 inputs, defined as inputs other than quoted market prices in active markets that are observable either directly or indirectly.

        At December 31, 2009, the long-lived asset to be sold was classified as held for use as we expect to retain more than a minor portion of the use of the property through a six-year leaseback. We expect the transaction to qualify for sale-leaseback accounting upon closing. Any potential gain realized on the sale leaseback is expected to be deferred and amortized over the leaseback term.

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

        We tested individually significant equipment and furniture, software, automobiles, and leasehold improvement assets located in China, India, Japan, Korea, and the United States for impairment, primarily using the cost approach to estimate related fair values. Adjustment factors were applied to the original cost of each tested asset first to estimate current replacement cost and then to account for deterioration and obsolescence from all causes as well as de-installation costs to determine each item's estimated fair value at December 31, 2008. As a result of this analysis, we recorded an impairment charge of approximately $22.3 million in operating expenses, which consisted of $11.9 million for our ERP system, $6.7 million for equipment and furniture and $3.7 million primarily for capitalized software.

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

Fiscal 2007

        In light of the then current market conditions, we conducted an in-depth strategic analysis, which was completed in the fourth quarter of 2007, to then define a new corporate strategy. In our review we reevaluated the key assumptions of our overall strategic business and manufacturing capacity plans in light of continued declines in our revenues, excluding PCD, which appeared to be persistent. As a result, we revised our near and medium term revenue expectations downward significantly taking into account persistent weak global and industry economic conditions, the new strategic direction, as well as the declines in revenues the Company had experienced. The material changes in our outlook and plans, which we were first able to quantify in the fourth quarter of 2007 as a result of the strategic review and its 2008 budgeting process, triggered an impairment review of its long-lived assets.

        Based upon its 2007 goodwill impairment assessment, we recorded goodwill impairment charges of approximately $3.1 million during the year ended December 31, 2007. As a result, our consolidated balance sheets at December 31, 2008 and 2007 contained no balances for goodwill.

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

RESTRUCTURING

Fiscal 2009

        On June 9, 2009, our Board of Directors approved a restructuring plan (the "2009 Restructuring Plan") designed to reduce our operating costs. The 2009 Restructuring Plan includes a worldwide reduction in force of approximately 50% of our headcount, or approximately 2,300 employees located primarily in China and the United States and, to a lesser degree, other international locations. During the year ended December 31, 2009, we recorded total restructuring costs of approximately $46.5 million of which $40.0 million related to the 2009 Restructuring Plan and $6.5 million related to prior year plans. The $40.0 million charge related to the 2009 Restructuring Plan was comprised primarily of approximately $38.1 million of severance and benefits and $1.9 million of lease costs. The $6.5 million charge in 2009 related to prior year plans consisted primarily of severance and benefits related to the transition of certain key functions, including finance, to China and the divestiture of the Company's Korea operations and additional lease costs, net of approximately $0.5 million of reversal of charges recorded in fiscal year 2008.

Fiscal 2008

        On December 16, 2008, our Board of Directors approved a restructuring plan (the "2008 Plan") designed to reduce operating costs. The plan included, among other things, winding down certain non-core operations and implementing a worldwide reduction in force of approximately 10% of our headcount. The reduction in force affected approximately 750 employees in China, Korea and other locations including the United States. In connection with the 2008 Plan, during the fourth quarter of 2008 we incurred a restructuring charge of $13.1 million comprised largely of one-time severance benefits.

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

        At December 31, 2009, the remaining restructuring liability related to all plans was approximately $21.7 million. The majority of the remaining cash expenditures related to the 2009 and 2008 Restructuring Plans are expected to be paid in 2010. The remaining liabilities related to lease obligations are expected to be settled over the remaining lease term. We expect to incur additional restructuring charges in 2010 as we continue to execute the 2009 and 2008 Restructuring Plans. We expect to realize annual cost savings in salary and compensation related expenses of approximately $112 million upon the complete implementation of the 2009 and 2008 Plans, part of this reduction in salary and compensation related expense is reflected in our consolidated statements of operations for the years ended December 31, 2009 and 2008. For more information on our restructuring charges, see Note 16 to the Consolidated Financial Statements in Item 8.

NET GAIN ON DIVESTITURES

Fiscal 2009

        Net gain on divestiture in 2009 of $0.1 million is comprised of a $1.4 million gain on sale of PCD assets resulting from an adjustment to reflect actual transaction-related costs, partially offset by a $1.3 million loss from the divestiture of our Korea operations.

Fiscal 2008

        The $7.8 million net gain on divestitures in 2008 consisted primarily of a $3.8 million gain on the sale of PCD and a $3.9 million gain on the sale of MSBU. For further discussion of divestitures, see Note 3 of Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Fiscal 2007

        In February 2006, we sold substantially all of the assets and selected liabilities of our semiconductor design operations, including the assets related to the prior acquisition of Advanced Communications Devices Corporation, to Marvell Technology Group Ltd. We recognized a $4.3 million gain on sale of these assets in 2007 upon achieving the defined milestones.

OTHER INCOME (EXPENSE)

INTEREST INCOME

Fiscal 2009 vs. 2008

        Interest income was $2.1 million and $7.5 million for 2009 and 2008, respectively. The decrease in interest income was primarily due to the effect of lower average cash balances in 2009 and due to a decline in the average interest rate.

Fiscal 2008 vs. 2007

        Interest income was $7.5 million and $14.5 million for 2008 and 2007, respectively. The decrease in interest income was primarily due to the decrease in cash balances available for investment and due to lower interest rates earned during 2008 compared with 2007.

INTEREST EXPENSE

Fiscal 2009 vs. 2008

        Interest expense was $0.6 million and $10.4 million for 2009 and 2008, respectively. The decrease in interest expense for 2009 compared to 2008 was primarily attributable to the repayment of $274.6 million of convertible subordinated notes due March 1, 2008 and $48.0 million of other bank loan repayments during 2008.

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

OTHER INCOME, NET

Fiscal 2009 vs. 2008

        Other income, net was $2.3 million in 2009 as compared to $35.4 million in 2008. Other income, net of $2.3 million for 2009 consisted of $6.3 million foreign currency gain, $0.4 million gain on sale of MRV and $1.2 million of other miscellaneous income, partially offset by $5.5 million other-than-temporary impairment of two equity investments, MRV and Xalted. Other income, net for 2008 consisted primarily of a $32.4 million gain on the sale of the investment in Gemdale, a $7.3 million gain on the sale of the investment in Infinera, and an $8.2 million gain on the liquidation of an investment in a variable interest entity, offset partially by a $9.9 million foreign currency loss and $4.3 million in write-downs of long-term investments.

Fiscal 2008 vs. 2007

        Other income, net was $35.4 million in 2008 as compared to $64.8 million in 2007. Other income, net for 2008 consisted primarily of a $32.4 million gain on the sale of the investment in Gemdale, a $7.3 million gain on the sale of the investment in Infinera, and an $8.2 million gain on the liquidation of an investment in a variable interest entity, offset partially by a $9.9 million foreign currency loss and $4.3 million in write-downs of long-term investments. Other income, net for 2007 included a $53.7 million gain from the sale of part of our investment in Gemdale and a $5.7 million gain on the sale of our investments in ImmenStar, Inc. ("ImmenStar") and Fiberxon Inc. ("Fiberxon").

INCOME TAX EXPENSE (BENEFIT)

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

        For a full reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Note 9 to the consolidated financial statements in Item 8, which is incorporated herein by reference.

Fiscal 2009 vs. 2008

        Income tax expense was $10.9 million in 2009 compared to tax expense of $7.1 million in 2008.

        The Company made an assessment of the realizability of its deferred tax assets in Korea, which are included in the Handsets segment, and believe that it will not generate sufficient income to realize its deferred tax assets in Korea. The income tax associated with establishing the valuation allowance is $1.4 million.

        During the first quarter of 2009, the Company recorded a tax benefit of $2.8 million related to the recognition of previously unrecognized tax benefits and the reversal of interest and penalties due to the statute of limitations expirations and income tax audit settlements.

        Without the $1.4 million of tax expense related to establishing the Korea valuation allowance, and the $2.8 million tax benefit related to the statute of limitation expiration and income tax audit settlements mentioned above, we have tax expense of $12.3 million in 2009. There are two primary reasons why we have tax expense despite incurring pretax losses. First we have not provided any tax benefit on the current year losses incurred and tax credits generated in the United States and other countries, because we believe it is more likely than not that the tax benefit associated with these losses will not be realized. Second, we continue to accrue tax expense in jurisdictions where we have been historically profitable.

        In 2008, as discussed below, we recorded a $11.7 million income tax benefit related to the reversal of deferred tax liabilities related to the unremitted earnings of our subsidiaries, and $1.8 million tax expense associated with establishing a valuation allowance in Canada.

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

        In 2007, we recorded $17.1 million of income tax expense related to establishing an $11.7 million deferred tax liability on unremitted earnings and accruing $5.4 million of withholding taxes related to the realized gain on the sale of our investment in Gemdale.

SEGMENT REPORTING

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

Multimedia Communications

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except percentages)
Net sales	$140,446	$280,391	$315,515
Gross profit	$55,150	$127,112	$109,706
Gross profit as a percentage of net sales	39%	45%	35%

Fiscal 2009 vs. 2008

        Sales for 2009 decreased by 50% or $139.9 million. The decrease was mainly due to the declines of our PAS equipment sales by 86%, as well as decrease in sales of NGN product by 54% partially offset by increase in sales of IPTV related products, IP messaging product and accelerated amortization of deferred revenue related to PAS equipment during 2009. PAS equipment sales including the amortization of deferred revenue comprised approximately 52% and 77% of our Multimedia Communications sales for 2009 and 2008, respectively.

        The gross profit percentage decreased to 39% for 2009 from 45% for 2008. During 2009, gross profit benefited $6.1 million from sales of product that was previously written down to zero carrying value. During 2008, gross profit benefited $4.5 million from the impact of the release of accrued third party commissions, compared with $0.8 million for 2009. The decrease in gross profit percentage was also due to decreased sales of our higher margin PAS infrastructure equipment and NGN products as well as increase in lower margin revenue related to the accelerated amortization of PAS deferred revenue.

        We expect future PAS infrastructure spending to decline rapidly in 2010 and beyond as China launched its 3G networks. We review assumptions regarding the estimated post contract support periods on a regular basis. Due to the China telecommunication industry restructuring and launch of 3G services in China, the Ministry of Industry and Information Technology of China announced that PAS services in China will be phased out by January 1, 2012. In the second and third quarter of 2009, we streamlined our sales, service and research and development operations for PAS handsets and infrastructure equipment. We do not perform any new research and development of PAS products and we maintain a small support team to assist our customers with warranty matters. In the later part of the third quarter 2009 and early part of the fourth quarter 2009, we contacted our PAS infrastructure customers and held discussions with them on the PAS products future. In October 2009, we notified our PAS infrastructure customers in China that we will no longer provide upgrades or support of PAS products beyond December 31, 2011. Consequently, we have determined the remaining expected period of support as 2 years and hence deferred revenue associated with PAS infrastructure is being recognized ratably beginning in the fourth quarter of 2009 through the fourth quarter of 2011. As a result of this change, net sales and gross profit in the fourth quarter of 2009 were increased by approximately $6 million and $2 million, respectively. As of December 31, 2009, we have approximately $186.4 million of deferred revenue associated with PAS infrastructure sales for which we accelerated the amortization period of support. In each of fiscal 2010 and 2011, total net sales and gross profit associated with the amortization of all PAS-related deferred revenue will approximate $93 million and $33 million, respectively.

        We plan to aggressively pursue opportunities for our IPTV product portfolios in multiple markets. However, we do not anticipate that these sales will fully offset the anticipated decline in PAS sales in 2010 and beyond. We believe that the IPTV market presents a meaningful growth opportunity. We currently offer and have initial market acceptance of our IPTV products in China, India, Taiwan and other geographic regions.

Fiscal 2008 vs. 2007

        Sales for 2008 decreased by 11%, or $35.1 million as compared to 2007. The decrease was mainly due to lower PAS system sales and 3G related product sales in 2008 as we exited 3G related product lines in early 2007. The decrease was partially offset by higher Set Top Box ("STB") and NGN sales. Worldwide PAS system sales including the amortization of deferred revenue decreased by 21% and contributed to approximately 77% of our Multimedia Communications sales for 2008 compared to 87% for 2007.

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

Broadband Infrastructure

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except percentages)
Net sales	$80,941	$110,862	$157,118
Gross profit (loss)	$2,981	$(3,516)	$6,512
Gross profit (loss) as a percentage of net sales	4%	(3)%	4%

Fiscal 2009 vs. 2008

        Broadband Infrastructure sales decreased by 27%, or $29.9 million for 2009 as compared to 2008. The decrease was mainly due to decrease in sales of most of the major product lines in 2009. Softbank in Japan, one of our largest infrastructure customers, represented approximately 11% and 23% of total Broadband Infrastructure sales in 2009 and 2008, respectively. During 2009, we began recognizing revenue ratably on a significant customer contract over a seven year period. Broadband Infrastructure included $14.5 million of revenue and insignificant gross profit related to this contract during 2009.

        During 2009, gross profit benefited $1.4 million from sales of product that was previously written down to zero carrying value. Gross profit percentage increased to 4% for 2009 from negative 3% for 2008. The increase in gross profit percentage was primarily due to lower provision for anticipated contract losses in 2009 compared to 2008.

        We may incur additional warranty expense and inventory write-downs as we introduce new products and may be required to accrue additional contract losses for certain fixed price contracts as these contracts progress. These accruals may result in negative impacts on our future gross margins, results of operations and financial position.

Fiscal 2008 vs. 2007

        Sales decreased due to a decline in our CPE and MSAN product lines as Softbank in Japan completed its current phase of ADSL expansion. Softbank in Japan represented approximately 23% and 34% of total Broadband Infrastructure sales in 2008 and 2007, respectively. This decline was partially offset by higher sales in Optical products.

        Gross profit decreased by $10.0 million for 2008 when compared to 2007. The decreased gross profit in 2008 was primarily due to approximately $18.4 million contract loss provisions as well as approximately $7.1 million increased inventory costs related to our optical products in China in 2008. The decrease was partially offset by the sale of higher margin MSAN products in 2008. Gross profit for 2008 includes $3.4 million of contract loss charges relating to costs that should have been included in the calculation of gross profit in prior periods. The impact of this out of period item was not material to 2008 or prior periods. In 2007, we recorded a $6.2 million additional contract loss on an infrastructure deployment contract.

Handsets

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except percentages)
Net sales	$102,000	$287,607	$234,468
Gross profit (loss)	$(18,982)	$39,015	$76,219
Gross profit (loss) as a percentage of net sales	(19)%	14%	33%

Fiscal 2009 vs. 2008

        Net sales decreased by 65%, or $185.6 million for 2009 compared to 2008. The decrease was primarily due to the declines of PAS handsets sales, GSM handsets sales and CDMA handsets sales to PCD LLC, partially offset by the increase of CDMA handsets sales in China. The sale of PAS handsets accounted for 23% and 50% of total handset sales for 2009 and 2008, respectively. Our PAS handset sales declined significantly since the first quarter of 2009 as China moved toward the 3G network deployment.

        Gross profit as a percentage of net sales decreased from 14% in 2008 to negative 19% in 2009. The decrease was mainly due to inventory clearing sales of PAS and CDMA handsets at very low margins, additional inventory write-downs of PAS, CDMA and TDSCDMA handsets in China. In addition, gross profit was also reduced by approximately $24.6 million as a result of certain transactions with PCD LLC consisting of a claim settlement of $11.1 million for product-related liability disputes and product returns, and $26.0 million in inventory write-downs to net realizable value, write-downs of excess inventory and warranty reserves in 2009, partially offset by $12.5 million benefit related to sales of CDMA handsets to PCD LLC during 2009 that were previously written down to zero carrying value in the fourth quarter of 2008.

        We have substantially completed the wind down of our worldwide handset operations and do not expect our handset segment to have significant contribution to our revenue and gross margin in 2010 and beyond.

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

Services

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except percentages)
Net sales	$62,957	$57,911	$53,214
Gross profit	$25,830	$17,407	$8,923
Gross profit as a percentage of net sales	41%	30%	17%

Fiscal 2009 vs. 2008

        Our Services segment's revenue increased by 9%, or $5.0 million for 2009 as compared to 2008. The increase was primarily due to higher international maintenance service revenue partially offset by the decrease in China service sales after the China telecommunications industry restructuring.

        Gross profit as a percentage of net sales increased from 30% for 2008 to 41% for 2009. The increase in gross profit in absolute dollars was primarily due to increased international sales and overall cost reduction efforts for the service divisions, including headcount reductions and the consolidation of service locations.

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

Personal Communication Devices (PCD)

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except percentages)
Net sales	$—	$879,588	$1,664,147
Gross profit	$—	$69,005	$94,215
Gross profit as a percentage of net sales	—	8%	6%

Fiscal 2009 vs. 2008

        On July 1, 2008, we sold our PCD operations (See Note 3 of Notes to our Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K).

Fiscal 2008 vs. 2007

        Net sales for PCD decreased by $784.6 million as compared to 2007 due to the disposition of PCD on July 1, 2008. Gross profit increased from 6% in 2007 to 8% in 2008 primarily due to sales of higher margin products in 2008.

Other

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except percentages)
Net sales	$—	$24,090	$42,508
Gross profit	$—	$12,219	$25,876
Gross profit as a percentage of net sales	—	51%	61%

Fiscal 2009 vs. 2008

        Our Other segment consists of Mobile Solutions ("MSBU") and Custom Solutions ("CSBU") business units. We disposed of our MSBU unit in July 2008 and completed the disbandment of the CSBU unit in the first quarter of 2009. The remaining IP Messaging product line has been integrated into the Multimedia Communication segment and remaining services related contracts have been integrated into the Service segment.

Fiscal 2008 vs. 2007

        Revenue decreased by $18.4 million, or 43% for 2008 as compared to 2007. Of the total $18.4 million decrease in sales, $7.7 million was due to the disposition of MSBU in July 2008 and $4.6 million was related to recognition of revenue of a higher margin product sales in 2007. In the fourth quarter of 2008, we initiated actions to disband CSBU.

        Gross profit percentage decreased to 51% for 2008 from 61% for 2007. The decrease was primarily due to higher inventory write-downs and higher overhead expenses in 2008 offset by the effect of the disposition of MSBU which had lower gross margin sales.

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

        During 2009, 2008 and 2007, we recognized revenue of $23.1 million, $38.3 million and $67.8 million, respectively, for sales of telecommunications equipment and services to affiliates of Softbank. Included in accounts receivable at December 31, 2009 and 2008 were $5.5 million and $9.2 million, respectively, related to these transactions.

        Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of December 31, 2009 and 2008, the customer advance balance related to Softbank agreements was $0.2 million and $0.7 million, respectively. The current deferred revenue balance related to Softbank was $1.4 million and $4.0 million as of

December 31, 2009 and December 31, 2008, respectively. As of December 31, 2009, the noncurrent deferred revenue balance related to Softbank was $8.8 million compared to $9.2 million as of December 31, 2008.

        As of December 31, 2009, Softbank beneficially owned approximately 11% of our outstanding stock.

Audiovox

        Prior to the sale of PCD on July 1, 2008, Phillip Christopher, one of our former officers, served as a director for Audiovox Corporation ("Audiovox"). During 2008 and 2007, we paid approximately $0.8 million and $2.1 million, respectively, for IT services provided by Audiovox.

Liquidity and Capital Resources

        The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations and other commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Short-term Investments

	December 31, 2009	December 31, 2008	Change
	(in thousands)
Cash and cash equivalents	$265,843	$309,603	$(43,760)
Bank notes	1,038	4,262	(3,224)

Total	$266,881	$313,865	$(46,984)

	Year ended December 31,
	2009	2008	2007
	(in thousands)
Cash used in operating activities	$(67,448)	$(55,164)	$(225,093)
Cash provided by investing activities	21,318	246,046	29,438
Cash used in financing activities	(388)	(332,612)	(58,105)
Effect of exchange rate changes on cash and cash equivalents	2,758	13,884	29,586

Net decrease in cash and cash equivalents	$(43,760)	$(127,846)	$(224,174)

        Cash and cash equivalents, consisting primarily of bank deposits and money market funds, are recorded at cost which approximates fair value because of the short-term nature of these instruments. At December 31, 2009, cash and cash equivalents approximating $131.2 million was held by our subsidiaries in China.

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

        Other transactions that involve conversion of Renminbi into foreign currency are classified as "capital account" transactions; examples of "capital account" transactions include repatriations of investments by or loans to foreign owners, or direct equity investments in a foreign entity by a China domiciled entity. "Capital account" transactions require prior approval from China's State Administration of Foreign Exchange (SAFE) or its provincial branch to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China. As a result of these and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent.

2009 Cash flows

        Net cash used in operating activities for 2009 was $67.4 million. During the year ended December 31, 2009, our operating activities were significantly impacted by the following:

  •
  Net loss of $225.7 million offset by non-cash charges of approximately $58.0 million which resulted in a net use of cash of $167.7 million. The non-cash charges included $33.3 million impairment of Hangzhou facility, $13.1 million of depreciation and amortization, $12.1 million stock-based compensation, $5.5 million other-than-temporary impairment of two equity investments, and $0.9 impairment of variable interest entity, partially offset by recovery for doubtful accounts of $6.8 million.

  •
  Changes in operating assets and liabilities providing net cash of $100.2 million. The decrease in sales activity in 2009 was the primary driver of the changes in operating assets and liabilities. Cash from operations benefited by $123.3 million from a decrease in accounts receivable, $72.8 million from a decrease in inventory and deferred costs, $83.1 million from a decrease in other assets consisting primarily of working capital items, and $4.2 million from an increase in deferred revenue, offset partially by a decrease in accounts payable using cash of $127.7 million, a decrease in customer advances of $29.2 million and a decrease in other liabilities of $24.6 million.

        Cash provided by investing activities during 2009 was $21.3 million. Cash provided from investing activities in 2009 included $10.0 million of cash proceeds released from escrow in July 2009 related to sale of PCD, $1.5 million cash proceeds from the divestiture of our Korea operations, $7.3 million deposit received on pending sale of our China headquarters, $2.6 million from the sale of our investment interests in PCD LLC and MRV, net proceeds of $3.2 million from the sale of other short-term investments, offset partially by $2.0 million cash used to purchase property, plant and equipment and $2.0 million change in restricted cash.

        Cash used in financing was immaterial during 2009.

2008 Cash flows

        Net cash used in operating activities for 2008 was $55.2 million. During the year ended December 31, 2008, our operating activities were significantly impacted by the following:

  •
  Net loss of $150.8 million adjusted for gains on sale of investments of $40.2 million, the $8.2 million gain on liquidation of ownership interest in a variable interest entity, the $7.8 million gain on divestitures and non-cash charges of $78.4 million, which resulted in a net use of cash of $128.5 million. The non-cash charges of $78.4 million included $38.0 million in depreciation and amortization, $20.6 million in stock-based compensation expense, $27.2 million impairment of long-lived assets and $4.3 million impairment of long-term investments, partially offset by recovery for doubtful accounts of $5.2 million and deferred tax benefit of $6.4 million.

    The deferred tax benefit is primarily due to an $11.7 million benefit resulting from a change in the China Corporate Income Tax Law, offset partially by tax expense including $1.8 million of expense related to placing a valuation allowance on our Canadian deferred tax assets.

  •
  Changes in net operating assets and liabilities providing net cash of $73.4 million, which was primarily the result of management of working capital, in part necessitated by the repayment of the convertible subordinated notes due March 1, 2008. Cash from operations benefited $58.9 million from a decrease in accounts receivable during 2008 which primarily occurred in the PCD business segment during the first quarter of 2008 due to strong collection efforts and from a $128.9 million increase in accounts payable primarily due to timing of payments to vendors. Partially offsetting this was a $64.9 million use of cash resulting from a decrease in customer advances due to timing of bookings and related revenue recognition. Customer advances represent cash deposits we have received from our customers for orders that have not yet received final acceptance.

        Net cash provided by investing activities during the year ended December 31, 2008 of $246.0 million included approximately $214.1 million in net proceeds from the sale of PCD and MSBU, $12.9 million net proceeds from the sale of short-term investments, net of purchases, $33.4 million proceeds from the sale of investment interests, net of purchases of long term investment interests and $7.7 million from the repayment of a loan by a variable interest entity, partially offset by $14.2 million used to purchase property, plant and equipment, and a $8.2 million change in restricted cash. The $33.4 million proceeds from the sale of investment interests, net of purchases of long term investment interests was comprised of $42.1 million proceeds from the sale of Gemdale offset by $8.7 million used to purchase long term investment interests.

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

2007 Cash flows

        Net cash used in operating activities for 2007 was $225.1 million. During the year ended December 31, 2007, our operating activities were significantly impacted by the following:

  •
  Net loss of $198.4 million adjusted for the gains on sale of investments of $53.7 million, the $4.3 million gain on divestiture and non-cash charges of $92.5 million, which resulted in a net use of cash of $163.9 million. Non-cash charges for 2007 included $57.4 million of depreciation and amortization, $12.8 million of stock-based compensation expense and $19.9 million of impairment charges of long-lived assets.

  •
  Changes in net operating assets and liabilities using net cash of $61.2 million. During 2007, accounts payable decreased $172.0 million due to a decrease in purchases of inventory during 2007 and a change in the timing of payments to vendors beginning in the first quarter of 2007 to comply with accelerated vendor payment terms. In addition, deferred revenue decreased $40.7 million primarily due to the recognition of revenue that was deferred from prior periods, other assets increased by $21.2 million primarily due to advance payments to suppliers and customer advances decreased by $48.1 million for 2007. Upon subsequent receipt of final acceptances and revenue recognition, customer advances are reduced and revenue and cost of sales is recorded. Customer advances represent cash deposits we have received from our customers for orders that have not yet received final acceptance. The cash used in operating activities was partially offset by a reduction in accounts receivable of $93.9 million, inventory and deferred costs of $121.2 million. The reduction in accounts receivable was as a result of strong cash collections and the high percentage of revenue in 2007 from PCD which generally has experienced a shorter collection period on related receivables. Days sales outstanding was 48 days at December 31, 2007 as compared to 60 days at December 31, 2006. The decrease in inventory and deferred cost was primarily due to a decrease in purchases of inventory during 2007.

        Net cash provided by investing activities for 2007 totaled $29.4 million. Cash of $83.1 million was received from the proceeds of the sale of short-term and long-term investments, $4.3 million was received in connection with achieving certain milestones related to the sale of certain semiconductor assets in 2006 and $6.6 million was the result of a change in restricted cash balances representing a release of restricted cash. Cash outflows from investing activities included $37.9 million for the purchase of short-term investments as well as $27.3 million for the purchase of property, plant and equipment.

        Net cash used in financing activities was $58.1 million, primarily due to net repayment on our lines of credit of $61.6 million.

Accounts Receivable, Net

        Accounts receivable decreased $116.0 million from $158.4 million at December 31, 2008 to $42.3 million at December 31, 2009. The decrease in accounts receivable is primarily due to the decrease in sales during 2009 resulting from the divestiture of non-core operations. At December 31, 2009, our allowance for doubtful accounts was $26.1 million on gross receivables of $68.4 million. We assess collectability of receivables based on a number of factors including analysis of creditworthiness, our customer's historical payment history and current economic conditions, our ability to collect payment and on the length of time an individual receivable balance is outstanding. We have certain accounts receivable in China that have been outstanding for a significant period of time. We provide allowances for these receivables based on the criteria discussed above. While we believe we have sufficient experience and knowledge of the China market and customer payment patterns to reasonably estimate such allowances, actual payment patterns and customer behavior could differ from our expectations.

Inventories and Deferred Costs

        The following table summarizes our inventories and deferred costs:

	December 31, 2009	December 31, 2008	Increase (Decrease)
	(In thousands)
Inventories:
Raw materials	$18,863	$15,545	$3,318
Work in process	12,881	33,524	(20,643)
Finished goods	40,556	140,763	(100,207)

Total inventories	$72,300	$189,832	$(117,532)

Short-term deferred costs	$130,453	$114,884	$15,569
Long-term deferred costs	$184,978	$149,258	$35,720

        Inventories consist of product held at our manufacturing facility and warehouses, as well as finished goods at customer sites for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer. Finished goods at customer sites were approximately $33.8 million and $138.0 million at December 31, 2009 and 2008, respectively. Inventories decreased approximately $117.5 million primarily as a result of the wind-down of our worldwide handset operations, completion of a significant customer contract, and the reclassification of $72.8 million of cost from finished goods at customer sites to deferred costs related to this same customer contract. Deferred costs consist of product shipped to the customer where the rights and obligations of ownership have passed to the customer, but revenue has not yet been recognized. The $15.6 million increase in short-term deferred costs and the $35.7 million increase in long-term deferred costs was primarily the result of the $72.8 million reclassification from finished goods at customer sites to deferred costs upon completion of the significant customer contract mentioned above, offset in part by revenue recognition on long-term contracts and the accelerated amortization of deferred costs associated with PAS deferred revenue.

  Liquidity

        We have incurred net losses attributable to UTStarcom, Inc. of $225.7 million, $150.3 million and $195.6 million during the years ended December 31, 2009, 2008 and 2007, respectively. We have recorded operating losses in 19 of the 20 consecutive quarters in the period ended December 31, 2009. At December 31, 2009, we have an accumulated deficit of $1,067.2 million. We incurred net cash outflows from operations of $67.4 million, $55.2 million and $225.1 million in 2009, 2008 and 2007 respectively. While operating results are expected to improve in 2010 compared with prior years, we expect to continue to incur losses in 2010.

        At December 31, 2009, we had cash and cash equivalents of $265.8 million, of which $131.2 million was held by our subsidiaries in China. The amount of cash available for transfer from the China subsidiaries for use by our non-China subsidiaries is limited both by the liquidity needs of the subsidiaries in China and by Chinese-government mandated limitations including currency exchange controls on transfers of funds outside of China.

        Our China subsidiaries paid an aggregate $150 million in dividends to our U.S. parent company during the year ended December 31, 2007 and another $100 million in February 2008. While these cash transfers are offset and eliminated in preparing our consolidated cash flow statements, they have been a principal source of funding of our non-China operations during the periods in which they were made. In February 2009, our China subsidiaries paid an additional $50 million in dividends to our U.S. parent company. However, going forward, the amount of cash available for transfer from the China subsidiaries will be limited both by the liquidity needs of the subsidiaries in China and the restriction on currency exchange by Chinese-government mandated requirements including currency exchange controls on certain transfers of funds outside of China.

        During 2009, approximately $322.1 million in credit facilities in China expired and were not renewed. At December 31, 2009, we had no available credit facilities.

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

        In 2009 and 2008, we took a number of actions to improve our liquidity. In March 2008, we paid $289.5 million to retire our convertible subordinated notes and related accrued interest. On July 1, 2008, we completed the sale of PCD. In addition, we divested our Mobile Solutions Business Unit in July 2008. In the fourth quarter of 2008, management initiated actions to disband our Customs Solutions Business Unit, to wind down our Korea based handset operations, and announced initiatives including efforts to eliminate functional duplications by consolidation of a number of functions into our China operations. In June 2009, management expanded the initiatives to include a worldwide reduction in workforce, outsourcing of manufacturing operations and optimizing research and development spending with a focus on selected products. Our year-to-year quarterly selling, general and administrative and research and development operating expenses decreased significantly in 2009 compared with 2008 and management believes the continuing efforts to stream-line operations will enable our fixed cost base to be better aligned with operations, market demand and projected sales levels. If projected sales do not materialize, we will need to take further actions to reduce costs and expenses or explore other cost reduction options.

        In December 2009, we entered into a Sales Leaseback Agreement for the intended sale of our manufacturing, research and development, and administrative offices facility in Hangzhou, China to another third party for approximately $140 million with leaseback of a portion of the facility. To date, we have received proceeds of approximately $13.9 million on the transaction. On March 8, 2010, we obtained an irrevocable bank guarantee letter from the buyer for the remaining amount of the cash proceeds from the Sale Leaseback Agreement. The agreement is expected to close between the end of March and April 2010 and will provide additional cash for working capital and general purposes.

        Management believes that both our China and non-China operations will have sufficient liquidity to finance working capital and capital expenditure needs during the next 12 months. If we are not able to execute our plan successfully, we may need to obtain funds from equity or debt financings. There can be no assurance that additional financing, if required, will be available on terms satisfactory to us or at all, and if funds are raised in the future through issuance of preferred stock or debt, these securities could have rights, privileges or preference senior to those of our common stock and newly issued debt could contain debt covenants that impose restrictions on our operations. Further, any sale of newly issued debt or equity securities could result in additional dilution to our current shareholders.

Income taxes

        The China Corporate Income Tax Law ("CIT Law") became effective on January 1, 2008. Under the CIT Law, China's dual tax system for domestic enterprises and foreign investment enterprises ("FIEs") was effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises and a reduced tax rate of 15% for certain qualified high technology enterprises.

        Prior to this change in tax law, certain subsidiaries and joint ventures located in China enjoyed tax benefits in China which were generally available to FIEs. The tax holidays/incentives for FIEs were applicable or potentially applicable to UTStarcom ChongQing Telecom Co. Ltd. ("CUTS"), UTStarcom Telecom Co., Ltd. ("HUTS") and UTStarcom China Co., Ltd. ("UTSC"), our active subsidiaries in China, as those entities may qualify as accredited technologically advanced enterprises.

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

Off balance sheet arrangements

        At December 31, 2009 and 2008, we had no off balance sheet arrangements.

Contractual obligations and other commercial commitments

        The following table summarizes our significant contractual obligations as of December 31, 2009:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$12,035	$6,590	$4,900	$545	$—
Letters of credit	28,107	17,557	10,550	—	—
Purchase commitments	43,061	41,074	1,987	—	—

Total	$83,203	$65,221	$17,437	$545	$—

Operating leases

        We lease certain facilities under non-cancelable operating leases that expire at various dates through 2013. In connection with the Sale Leaseback Agreement, on February 1, 2010, we entered into a Lease Contract (the "Lease") with respect to the leaseback of a portion of the Hangzhou facility. The Lease becomes effective upon the closing of the sale transaction. The Lease terms require total cash payments of approximately $11.5 million in each of years 1 and 2, $13.4 million in each of years 3 and 4, and $14.2 million in each of years 5 and 6.

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

Uncertain tax positions

        As December 31, 2009, we had $90.6 million of gross unrecognized tax benefits. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and decrease our net loss is $12.8 million. The impact on net loss reflects the gross unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $77.8 million. We have not included these amounts in the table of contractual obligations and commercial commitments because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

Third party commissions

        We record accruals for commissions payable to third parties in the normal course of business. Such commissions are recorded based on the terms of the contracts between us and the third parties and paid pursuant to such contracts. Consistent with our accounting policies, these commissions are recorded as operating expense in the period in which the liability is incurred. As of December 31, 2009, approximately $6.4 million of such accrued commissions had not been claimed by the third parties for more than three years. Management has performed, and continues to perform, follow-up procedures with respect to these accrued commissions. Upon completion of such follow-up procedures, if the accrued commissions have not been claimed and the statute of limitations, if any, has expired or a reasonable period of time has elapsed, we reduce such accruals. Such reduction is recorded in the consolidated statement of operations during the period management determines that certain accruals are no longer necessary. During the years ended December 31, 2009 and 2008, respectively, we reduced approximately $0.8 million and $4.5 million of accrued commissions payable and such reduction was recorded in cost of net sales. During the year ended December 31, 2007, no significant accruals related to third party commissions were reversed. We expect approximately $5.9 million of these third party commissions to be reversed and recorded as a reduction in cost of net sales in 2010.

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

        Sales may be generated from complex contractual arrangements that require significant revenue recognition judgments, particularly in the area of contracts with multiple deliverable elements (multiple element arrangements). Where multiple elements exist in an arrangement, the contract price is allocated to the different elements based upon and in proportion to verifiable objective evidence of the fair value of the various elements. Multiple element arrangements primarily involve the sale of equipment, installation, training and post-contract support. Revenue is recognized as each element is earned, namely upon installation and acceptance of equipment or delivery of handsets, provided that the fair value of the undelivered element(s) has been determined, the delivered element(s) has stand-alone value, there is no right of return on delivered element(s), and we are in control of the undelivered element(s). For arrangements that include service elements, including promotional support and installation, for which verifiable objective evidence of the fair value does not exist, revenue is deferred until such services are deemed complete, or until the time we can establish verifiable objective evidence of the fair value.

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

        Where multiple elements exist in an arrangement that includes software, and the software is considered more than incidental to the equipment or services in the arrangement, software and software related elements are recognized in accordance with the specific guidance for recognizing software revenue. We allocate revenues to each element of software arrangements based on vendor specific objective evidence ("VSOE") of fair value. VSOE of fair value of each element is based on the price charged when the same element is sold separately. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract price is recognized as revenue when all other revenue recognition criteria are met. If VSOE of fair value of one or more undelivered elements does not exist, all revenue for delivered and undelivered elements is deferred until delivery of all elements occurs or when VSOE of fair value of the undelivered elements can be established. In some cases we have agreed to give software upgrade rights on a "when and if made available" basis for equipment sold for no additional consideration and for an unspecified period which could extend over the term of the contract. This additional contract obligation is an element of "post-contract support." We have not established VSOE for such contract element. Accordingly, the revenues from such contracts are recognized ratably over the period during which the post contract support is expected to be provided. The expected period of support is generally the term of the contract. In some cases where there is no stated contractual term, revenue is recognized ratably over the estimated period of support. We review assumptions regarding the estimated post-contract support periods on a regular basis. If we determine that it is necessary to revise our estimates of the support periods, the amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the post-contract support periods were different from the original assumptions, the contract revenues would be recognized over the remaining expected period of support. As discussed in "Results of Operations-Net Sales" in this Item 7, due to the China telecommunication industry restructuring and launch of 3G services in China, we have determined the remaining expected period of support for PAS infrastructure as 2 years and hence deferred revenue associated with PAS infrastructure is being recognized ratably beginning in the fourth quarter of 2009 through the fourth quarter of 2011.

        Revenue from fixed priced contracts that include a requirement for significant software modification or customization is recognized using the completed contract method of accounting, whereby no revenue is recognized prior to the completion of the project, because for contracts involving unique requirements we are unable to make reasonably dependable estimates of progress towards meeting contractual requirements. In the event estimated total project costs exceed estimated total project revenues, the entire estimated loss is charged to operations in the period in which the loss becomes probable and can be reasonably estimated. The complexity of the estimation process and judgments about internal and external factors including labor utilization, changes to specifications and testing requirements, time required for performance and resulting incurrence of contract penalties, and the performance of subcontractors affect the estimation process. During the years ended December 31, 2009, 2008 and 2007, we recorded $4.9 million, $18.4 million and $6.2 million contract loss on a fixed price contract, respectively.

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

Restructuring Liabilities, Litigation and Other Contingencies

        We account for the Company's restructuring plans using the guidance provided in Accounting Standard Codifications ("ASC") 420 "Exit or Disposal Cost Obligations" and ASC 712 "Compensation—Nonretirement Postemployment Benefits". We account for litigation and contingencies in accordance with ASC 450, "Contingencies", which requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

Stock-Based Compensation

        Stock-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. Stock-based compensation expense for restricted stock awards is measured based on the closing fair market value of our common stock on the date of grant. Stock-based compensation expense for stock options is estimated at the grant date based on each option's fair value as calculated by the Black-Scholes option pricing model ("Black-Scholes model"). Stock-based compensation is expensed ratably on a straight-line basis over the requisite service period, which is generally the vesting term of the share-based payment awards.

        Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected term of the share-based payment awards and stock volatility. We estimate an expected term of options granted based on our historical exercise and cancellation data for vested options. We use historical volatility as management believes it is more representative of future stock price trends than implied volatility due to the relatively small number of actively traded options on our common stock available to determine implied volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and compensation expense could be materially different in the future. Because changes in the subjective assumptions can materially affect the estimated value, in management's opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Variable Interest Entities

        The accounting guidance requires that if an entity is the primary beneficiary of a variable interest entity, ("VIE"), the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of the entity. We evaluate our investments periodically or when "triggering" events occur.

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

Inventories

        Inventories consist of product held at our manufacturing facility and warehouses, as well as finished goods at customer sites for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer. We may ship inventory to existing customers that require additional equipment to expand their existing networks prior to the signing of an expansion contract. Our inventories are stated at the lower of cost or market value, based on the FIFO method of accounting. Write-downs are based on our assumptions about future market conditions and customer demand, including projected changes in average selling prices resulting from competitive pricing pressures. We continually monitor inventory valuation for potential losses and obsolete inventory at our manufacturing facilities as well as at customer sites. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of sales and higher income from operations than expected in that period.

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

Income Taxes

        We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We recognize the tax benefit (expense) from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We recognize interest expense and penalties related to income tax matters as part of the provision for income taxes.

        We recognize deferred income taxes as the difference between the tax bases of assets and liabilities and their financial statement amounts based on enacted tax rates. Management judgment is required in the assessment of the recoverability of our deferred tax assets based on its assessment of projected taxable income. Numerous factors could affect our results of operations in the future. If there is a significant decline in our future operating results, management's assessment of the recoverability of our deferred tax assets would need to be revised, and any such adjustment to its deferred tax assets would be charged to income in that period. If necessary, we record a valuation allowance to reduce deferred tax assets to an amount management believes is more likely than not to be realized.

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

        We assess the recoverability of our long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows. Asset impairments primarily consist of intangible assets with finite lives and property, plant and equipment and are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of property, plant and equipment net of costs to sell. During 2009, we incurred $33.3 million of plant and equipment impairment charges. During 2008, we incurred $4.9 million and $22.3 million of intangible assets and property, plant and equipment impairment charges, respectively. During 2007, we incurred $15.7 million and $1.1 million of intangible assets and property, plant and equipment impairment charges, respectively. See Note 6 of Notes to our Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K for additional discussion.

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

Investments

        Our investments consist principally of bank notes and equity securities of publicly traded and privately held companies. Our investments in publicly traded equity securities are accounted for under ASC 320, "Investment, Debt and Equity Securities." and are classified as available-for-sale. These investments are recorded at fair value with the unrealized gains and losses included as a separate component of accumulated other comprehensive income, net of tax. During 2009, we sold our remaining investment in publicly traded equity securities. The investments in equity securities of privately held companies in which we hold less than 20% voting interest and on which we do not have the ability to exercise significant influence are accounted for under ASC 325, "Investments-Other" using the cost method. Under the cost method, these investments are carried at the lower of cost or fair market value.

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

        We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. Our policy is to limit the risk of principal loss and to ensure the safety of invested funds by generally attempting to limit market risk. Funds in excess of current operating requirements are mostly invested in money market funds which are rated AAA. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2009, the carrying value of our cash and cash equivalents approximated fair value.

        The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(in thousands)
Cash and cash equivalents	$265,843	$309,603
Average interest rate	0.55%	1.34%
Restricted cash—short term	$26,448	$16,840
Average interest rate	0.05%	1.07%
Short-term investments	$1,038	$4,262
Average interest rate	0.36%	1.52%
Restricted cash long-term	$10,550	$18,228
Average interest rate	0.03%	1.65%
Total investment securities	$303,879	$348,933
Average interest rate	0.49%	1.35%

Equity Investment Risk:

        We have invested in several privately-held companies as well as investment funds which invest primarily in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products they have under development is typically in the early stages and may never materialize.

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

        Historically, the majority of our foreign-currency denominated sales have been made in China, denominated in Renminbi. Additionally, during 2006, 2007 and through 2008, we made significant sales in Japanese Yen, Euros, Indian Rupees and Canadian Dollars. Due to China's currency exchange control regulations, we are limited in our ability to convert and repatriate Renminbi, as well as in our ability to engage in foreign currency hedging activities in China. The balance of our cash and cash equivalents held in China was $131.2 million at December 31, 2009. Since China un-pegged the Renminbi from the U.S. Dollar in July 2005 through December 31, 2009, the Renminbi has strengthened by more than 15% versus the U.S. Dollar. However, it is uncertain what further adjustments may be made in the future.

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

        Given our exposure to international markets, we regularly monitor all of our material foreign currency exposures. We use sensitivity analysis to measure our foreign currency risk by computing the potential decrease in cash flows that may result from adverse or beneficial changes in foreign exchange rates, relative to the functional currency with all other variables held constant. The analysis covers all of our underlying exposures for foreign currency denominated financial instruments. The foreign currency exchange rates used were based on market rates in effect at December 31, 2009. The sensitivity analysis indicated that a hypothetical 10% adverse or beneficial movement in exchange rates would have resulted in a loss or gain in the fair values of our foreign currency denominated financial instruments of $18.7 million at December 31, 2009.

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

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of UTStarcom, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") because material weaknesses in internal control over financial reporting related to 1) the lack of effective controls over estimating and recording the reserves for losses on customer contracts, 2) the lack of effective controls over the appropriate and timely analysis and monitoring of the underlying information related to period end financial reporting process and preparation of consolidated financial statements, and 3) the lack of effective controls over the recording and review of revenue and deferred revenue accounts and associated cost of sales, existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the latest year consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests in 2009.

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

/s/ PricewaterhouseCoopers Zhong Tian CPAs Limited Company
Shanghai, the People's Republic of China
March 16, 2010

UTSTARCOM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$265,843	$309,603
Short-term investments	1,038	4,262
Accounts receivable, net of allowances for doubtful accounts of $26,065 and $37,359, respectively	42,346	158,376
Notes receivable	1,427	11,120
Inventories	72,300	189,832
Deferred costs	130,453	114,884
Prepaids and other current assets	47,906	127,675
Short-term restricted cash	26,448	16,840

Total current assets	587,761	932,592
Property, plant and equipment, net	130,612	175,287
Long-term investments	8,402	17,691
Long-term deferred costs	184,978	149,258
Long-term deferred tax assets	4,822	13,464
Other long-term assets	12,536	22,514

Total assets	$929,111	$1,310,806

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$54,115	$176,384
Income taxes payable	1,130	7,162
Customer advances	120,364	144,700
Deferred revenue	170,777	117,584
Deferred tax liabilities	3,890	11,644
Other current liabilities	142,894	163,046

Total current liabilities	493,170	620,520
Long-term deferred revenue	160,932	210,050
Other long-term liabilities	18,858	12,594

Total liabilities	672,960	843,164

Commitments and contingencies (Note 12)
UTStarcom, Inc. stockholders' equity:
Common stock: $0.00125 par value; 750,000 authorized shares; 130,095 and 126,566 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	153	152
Additional paid-in capital	1,251,532	1,239,074
Accumulated deficit	(1,067,174)	(841,486)
Accumulated other comprehensive income	70,848	69,094

Total UTStarcom, Inc. stockholders' equity	255,359	466,834

Noncontrolling interests	792	808

Total equity	256,151	467,642

Total liabilities and equity	$929,111	$1,310,806

See accompanying notes to consolidated financial statements.

UTSTARCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Net sales
Products	$323,387	$1,582,538	$2,413,756
Services	62,957	57,911	53,214

	386,344	1,640,449	2,466,970
Cost of net sales
Products	284,238	1,338,703	2,101,228
Services	37,127	40,504	44,291

Gross profit	64,979	261,242	321,451

(See Note 15 for net sales and cost of net sales to related parties included above)
Operating expenses:
Selling, general and administrative	140,742	257,559	319,145
Research and development	63,243	143,291	168,275
Amortization of intangible assets	—	4,111	15,961
Impairment of goodwill and other long-lived assets	33,287	27,220	19,912
Restructuring	46,495	13,059	14,474
Net gain on divestitures	(100)	(7,782)	(4,271)

Total operating expenses	283,667	437,458	533,496

Operating loss	(218,688)	(176,216)	(212,045)

Interest income	2,093	7,491	14,460
Interest expense	(552)	(10,439)	(32,676)
Other income, net	2,303	35,427	64,796

Loss before income taxes	(214,844)	(143,737)	(165,465)
Income tax expense	(10,860)	(7,087)	(32,898)

Net loss	(225,704)	(150,824)	(198,363)
Net loss attributable to noncontrollng interests	16	508	2,788

Net loss attributable to UTStarcom, Inc.	$(225,688)	$(150,316)	$(195,575)

Net loss per share attributable to UTStarcom, Inc.—Basic and Diluted	$(1.77)	$(1.22)	$(1.62)

Weighted average shares outstanding—Basic and Diluted	127,346	123,490	121,059

See accompanying notes to consolidated financial statements.

UTSTARCOM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income	Treasury Stock
			Additional Paid-in-Capital	(Accumulated Deficit)				Non-controlling interest	Comprehensive Income	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
	(In thousands, except number of shares)
Balance at December 31, 2006	121,299,113	$152	$1,205,592	$(494,244)	$62,899	(4,468)	$(39)	$6,493		$780,853
Cumulative adjustment to reduce beginning retained earnings upon adoption of ASC 740	—	—	—	(1,351)	—	—	—			(1,351)
Common stock issued upon exercise of options	2,246	—	—	—	—	—	—			—
Restricted stock issued and restricted stock units released	2,707,132	—	—	—	—	—	—			—
Stock-based compensation	—	—	12,792	—	—	—	—			12,792
Repurchases of vested restricted stock/units and cancellation	(541,287)	—	(1,693)	—	—	4,468	39			(1,654)
Net loss	—	—	—	(195,575)	—	—	—	(2,788)	$(198,363)	(198,363)
Other comprehensive income:
Unrealized gain on available-for-sale securities (net of tax of $8,396)	—	—	—	—	51,667	—	—		51,667	51,667
Realization of previously unrealized gains (net of tax of $5,371)	—	—	—	—	(48,338)	—	—		(48,338)	(48,338)
Foreign currency translation (net of tax of $347)	—	—	—	—	26,075	—	—		26,075	26,075

Total comprehensive loss	—	—	—	—	—	—	—		$(168,959)	(168,959)

Balance at December 31, 2007	123,467,204	$152	$1,216,691	$(691,170)	$92,303	—	$—	$3,705		$621,681
Common stock issued upon ESPP purchases and option exercises	796,596	—	1,741	—	—	—	—			1,741
Restricted stock issued and restricted stock units released	3,125,094	—	—	—	—	—	—			—
Restricted stock cancellation	(822,500)	—	—	—	—	—	—			—
Stock-based compensation	—	—	20,642	—	—	—	—			20,642
Liquidation of ownership interest in a variable interest entity								(2,389)		(2,389)
Net loss	—	—	—	(150,316)				(508)	$(150,824)	(150,824)
Other comprehensive income:
Unrealized (loss) on available-for-sale securities (net of tax benefit of $217)	—	—	—	—	(2,353)	—	—		(2,353)	(2,353)
Realization of previously unrealized gains (net of tax of $3,243)	—	—	—	—	(36,909)	—	—		(36,909)	(36,909)
Realization of previously unrealized foreign currency translation (net of tax of $0)	—	—	—	—	(3,670)	—	—		(3,670)	(3,670)
Foreign currency translation (net of tax benefit of $140)	—	—	—	—	19,723	—	—		19,723	19,723

Total comprehensive loss	—	—	—	—					$(174,033)	(174,033)

Balance at December 31, 2008	126,566,394	$152	$1,239,074	$(841,486)	$69,094	—	$—	$808		$467,642
Common stock issued upon ESPP purchases and option exercises	280,609	1	364							365
Restricted stock issued and restricted stock units released	3,463,240	—	—	—	—	—	—			—
Restricted stock cancellation	(215,254)	—	—	—	—	—	—			—
Stock-based compensation	—	—	12,094	—	—	—	—			12,094
Net loss	—	—	—	(225,688)				(16)	$(225,704)	(225,704)
Other comprehensive income:										—
Realization of previously unrealized losses (net of tax of $0)	—	—	—	—	3,313	—	—		3,313	3,313
Realization of previously unrealized foreign currency translation (net of tax of $0)	—	—	—	—	2,164	—	—		2,164	2,164
Foreign currency translation (net of tax expense of $11)	—	—	—	—	(3,723)	—	—		(3,723)	(3,723)

Total comprehensive loss	—	—	—	—					$(223,950)	(223,950)

Balance at December 31, 2009	130,094,989	$153	$1,251,532	$(1,067,174)	$70,848	—	$—	$792		$256,151

See accompanying notes to consolidated financial statements.

UTSTARCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2009	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(225,704)	$(150,824)	$(198,363)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,135	38,018	57,392
Gain on sale of investments and liquidation of ownership interest in a variable interest entity	(355)	(48,375)	(53,709)
Net gain on divestitures	(100)	(7,782)	(4,271)
Net (gain) loss on disposal of assets	(686)	—	4,204
Net gain on long term investment	—	—	(6,223)
Impairment of goodwill and other long-lived assets	33,325	27,220	19,912
Impairment of equity investments and variable interest entity	6,456	4,307	—
Stock-based compensation expense	12,094	20,565	12,792
Recovery for doubtful accounts	(6,757)	(5,227)	(8,664)
Deferred income taxes	904	(6,440)	11,908
Other	—	—	1,140
Changes in operating assets and liabilities, excluding impact of divestitures:
Accounts receivable	123,314	58,869	93,877
Inventories and deferred costs	72,816	15,825	121,169
Other assets	83,050	(2,697)	(21,183)
Accounts payable	(127,702)	128,921	(172,030)
Income taxes payable	(1,665)	4,558	9,281
Customer advances	(29,154)	(64,941)	(48,142)
Deferred revenue	4,177	(13,796)	(40,718)
Other liabilities	(24,596)	(53,365)	(3,465)

Net cash used in operating activities	(67,448)	(55,164)	(225,093)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,012)	(14,214)	(27,324)
Deposit received on pending sale of building	7,307	—	—
Net proceeds from divestitures	11,508	214,051	4,271
Proceeds from disposition of an investment interest, net	2,639	33,429	57,781
Proceeds from repayment of loan by a variable interest entity	—	7,728	—
Change in restricted cash	(1,973)	(8,216)	6,591
Purchase of short-term investments	(6,945)	(13,816)	(37,935)
Proceeds from sale of short-term investments	10,159	26,723	25,359
Other	635	361	695

Net cash provided by investing activities	21,318	246,046	29,438

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	367	1,741	—
Change in bank overdrafts	(755)	(6,248)	5,584
Proceeds from borrowings	—	50,000	97,852
Payments on borrowings	—	(375,317)	(159,457)
Repurchase of common stock	—	—	(1,654)
Other	—	(2,788)	(430)

Net cash used in financing activities	(388)	(332,612)	(58,105)
Effect of exchange rate changes on cash and cash equivalents	2,758	13,884	29,586

Net decrease in cash and cash equivalents	(43,760)	(127,846)	(224,174)
Cash and cash equivalents at beginning of year	309,603	437,449	661,623

Cash and cash equivalents at end of year	$265,843	$309,603	$437,449

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$552	$20,552	$21,954
Income taxes	$9,243	$7,547	$11,953
Non-cash operating activities
Accounts receivable transferred to notes receivable	$2,867	$22,742	$26,314

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND LIQUIDITY

        UTStarcom Inc. ("Company"), a Delaware corporation incorporated in 1991 with headquarters currently in Alameda, California, designs and sells Internet Protocol ("IP")-based telecommunications infrastructure products to telecommunications service providers or operators throughout the world. It also provides telecommunications infrastructure installation, operations and maintenance services. The Company enables its customers to rapidly deploy revenue-generating access services using their existing infrastructure, while providing a migration path to cost-efficient end-to-end IP networks.

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements. The noncontrolling interests in consolidated subsidiaries are shown separately in the consolidated financial statements. Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.

        The accompanying consolidated balance sheets as of December 31, 2009 and 2008, and consolidated statements of operations for each of the three years in the period ended December 31, 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in conformity with generally accepted accounting principles in the United States of America ("GAAP").

        The accompanying consolidated financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

        The Company has incurred net losses attributable to UTStarcom, Inc. of $225.7 million, $150.3 million and $195.6 million during the years ended December 31, 2009, 2008 and 2007, respectively. The Company has recorded operating losses in 19 of the 20 consecutive quarters in the period ended December 31, 2009. At December 31, 2009, the Company had an accumulated deficit of $1,067.2 million. The Company incurred net cash outflows from operations of $67.4 million, $55.2 million and $225.1 million in 2009, 2008 and 2007 respectively. While operating results are expected to improve in 2010 compared with prior years, management expects the Company to continue to incur losses in 2010. At December 31, 2009, the Company had cash and cash equivalents of $265.8 million, of which $131.2 million was held by subsidiaries in China. China imposes currency exchange controls on certain transfers of funds from/to China. The amount of cash available for transfer from the China subsidiaries for use by the Company's non-China subsidiaries is limited both by the liquidity needs of the subsidiaries in China and the restriction on currency exchange by Chinese-government mandated limitations including currency exchange controls on certain transfers of funds outside of China.

        During 2009, approximately $322.1 million in credit facilities in China expired and were not renewed. At December 31, 2009, the Company had no available credit facilities. Management is not certain that new credit facilities will be available on commercially reasonable terms or at all. Even if new facilities are entered into, the total available credit may be lower than previously available amounts.

        Global economies have experienced a significant downturn driven by a financial and credit crisis that will continue to challenge such economies for some period of time. Under the current macroeconomic environment, there are significant risks and uncertainties inherent in management's

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BASIS OF PRESENTATION AND LIQUIDITY (Continued)

ability to forecast future results. The operating environment confronting the Company, both internally and externally, raises significant uncertainties.

        In 2009 and 2008, the Company took a number of actions to improve its liquidity. In March 2008, the Company paid $289.5 million to retire the Company's convertible subordinated notes and related accrued interest. On July 1, 2008, the Company completed the sale of PCD, see Note 3. In addition, the Company divested its Mobile Solutions Business Unit in July 2008. In the fourth quarter of 2008, management initiated actions to disband its Customs Solutions Business Unit, to wind down the Company's Korea based handset operations, and announced initiatives including efforts to eliminate functional duplications by consolidation of a number of functions into the Company's China operations. In June 2009, management expanded the initiatives to include a worldwide reduction in workforce, outsourcing of manufacturing operations and optimizing research and development spending with a focus on selected products. The Company's year-to-year quarterly selling, general and administrative and research and development operating expenses decreased significantly in 2009 compared with 2008 and management believes the continuing efforts to stream-line operations will enable the Company's fixed cost base to be better aligned with operations, market demand and projected sales levels. If projected sales do not materialize, the Company will need to take further actions to reduce costs and expenses or explore other cost reduction options.

        In December 2009, the Company entered into a Property Transfer and Leaseback Agreement (the "Sale Leaseback Agreement") for the intended sale of its manufacturing, research and development, and administrative offices facility in Hangzhou, China to another third party for approximately $140 million and leaseback of a portion of the facility. To date, the Company has received proceeds of approximately $13.9 million on the transaction. On March 8, 2010, the Company obtained an irrevocable bank guarantee letter from the buyer for the remaining amount of the cash proceeds from the Sale Leaseback Agreement.

        On February 1, 2010, the Company entered into agreements for a strategic relationship with Beijing E-town International Investment and Development Co., Ltd ("BEIID") which includes an investment of $48.5 million in the Company's common stock by BEIID, and two unrelated investment funds, Elite Noble Limited and Shah Capital Opportunity Fund LP. These agreements are expected to close between the end of March and April 2010 and will provide additional cash for working capital and general purposes.

        Management believes both the Company's China and non-China operations will have sufficient liquidity to finance working capital and capital expenditure needs during the next 12 months. If the Company is not able to execute its plan successfully, the Company may need to obtain funds from equity or debt financings. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company or at all, and if funds are raised in the future through issuance of preferred stock or debt, these securities could have rights, privileges or preference senior to those of the Company's common stock and newly issued debt could contain debt covenants that impose restrictions on the Company's operations. Further, any sale of newly issued debt or equity securities could result in additional dilution to the Company's current shareholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Cash and Cash Equivalents:

        Cash and cash equivalents consist of highly liquid instruments with original maturities of three months or less. Approximately 26% of cash and cash equivalents is held in the U.S. as of December 31, 2009. The remainder is held by the other UTStarcom entities throughout the world. At December 31, 2009, $131.2 million of the Company's cash and cash equivalents were held by its subsidiaries in China and China imposes currency exchange controls on transfers of funds outside of China. Cash and cash equivalents are invested in institutional money market funds, short-term bank deposits and similar short duration instruments with fixed maturities from overnight to three months.

Restricted Cash:

        At December 31, 2009, the Company had short-term restricted cash of $26.4 million, and had long-term restricted cash of $10.6 million included in other long-term assets. At December 31, 2008, the Company had short-term restricted cash of $16.8 million, and had long-term restricted cash of $18.2 million included in other long-term assets. These amounts primarily collateralize the Company's issuances of standby and commercial letters of credit.

Investments:

        The Company's investments consist principally of bank notes and equity securities of publicly traded and privately held companies. The Company's investments in publicly traded equity securities are accounted for under ASC 320, "Investment, Debt and Equity Securities" and are classified as available-for-sale. These investments are recorded at fair value with the unrealized gains and losses included as a separate component of accumulated other comprehensive income, net of tax. During 2009, the Company sold its remaining investment in publicly traded equity securities. The investments in equity securities of privately held companies in which the Company holds less than 20% voting interest and on which the Company does not have the ability to exercise significant influence are accounted for under ASC 325, "Investments-Other" using the cost method. Under the cost method, these investments are carried at the lower of cost or fair market value.

        The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. In making this determination, the Company reviews several factors to determine whether the losses are other-than-temporary, including but not limited to: (i) the length of time the investment was in an unrealized loss position, (ii) the extent to which fair value was less than cost, (iii) the financial condition and near term prospects of the issuer

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and (iv) the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

        Sales may be generated from complex contractual arrangements that require significant revenue recognition judgments, particularly in the area of contracts with multiple deliverable elements (multiple element arrangements). Where multiple elements exist in an arrangement, the contract price is allocated to the different elements based upon and in proportion to verifiable objective evidence of the fair value of the various elements. Multiple element arrangements primarily involve the sale of equipment, installation, training and post-contract support. Revenue is recognized as each element is earned, namely upon installation and acceptance of equipment or delivery of handsets, provided that the fair value of the undelivered element(s) has been determined, the delivered element(s) has stand-alone value, there is no right of return on delivered element(s), and the Company is in control of the undelivered element(s). For arrangements that include service elements, including promotional support and installation, for which verifiable objective evidence of the fair value does not exist, revenue is deferred until such services are deemed complete, or until the time the Company can establish verifiable objective evidence of the fair value.

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

        Where multiple elements exist in an arrangement that includes software, and the software is considered more than incidental to the equipment or services in the arrangement, software and software related elements are recognized in accordance with the specific guidance for recognizing software revenue. The Company allocates revenues to each element of software arrangements based on vendor specific objective evidence ("VSOE") of fair value. VSOE of fair value of each element is based on the price charged when the same element is sold separately. The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract price is recognized as revenue when all other revenue recognition criteria are met. If VSOE of fair value of one or more undelivered elements does not exist, all revenue for delivered and undelivered elements is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

deferred until delivery of all elements occurs or when VSOE of fair value of the undelivered elements can be established. In some cases the Company has agreed to give software upgrade rights on a "when and if made available" basis for equipment sold for no additional consideration and for an unspecified period which could extend over the term of the contract. This additional contract obligation is an element of "post-contract support." The Company has not established VSOE for such contract element. Accordingly, the revenues from such contracts are recognized ratably over the period during which the post-contract support is expected to be provided. The expected period of support is generally the term of the contract. In some cases where there is no stated contractual term, revenue is recognized ratably over the estimated period of support. The Company reviews assumptions regarding the estimated post contract support periods on a regular basis. If the Company determines that it is necessary to revise the Company's estimates of the support periods, the amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the post-contract support periods were different from the original assumptions, the contract revenues would be recognized over the remaining expected period of support. Due to the China telecommunication industry restructuring and launch of 3G services in China, the Ministry of Industry and Information Technology of China announced that PAS services in China will be phased out by January 1, 2012. In the second and third quarter of 2009, the Company streamlined its sales, service and research and development operations for PAS handsets and infrastructure equipment. The Company does not perform any new research and development of PAS products and it maintains a small support team to assist its customers with warranty matters. In the later part of the third quarter 2009 and early part of the fourth quarter 2009, the Company contacted its PAS infrastructure customers and held discussions with them on the PAS products future. In October 2009, the Company notified its PAS infrastructure customers in China that it will no longer provide upgrades or support of PAS products beyond December 31, 2011. Consequently, the Company determined the remaining expected period of support as 2 years and hence deferred revenue associated with PAS infrastructure is being recognized ratably beginning in the fourth quarter of 2009 through the fourth quarter of 2011. As of December 31, 2009, we have approximately $186.4 million of deferred revenue associated with PAS infrastructure sales for which we accelerated the amortization period of support.

        Revenue from fixed priced contracts that include a requirement for significant software modification or customization is recognized using the completed contract method of accounting, whereby no revenue is recognized prior to the completion of the project, because for contracts involving unique requirements the Company is unable to make reasonably dependable estimates of progress towards meeting contractual requirements. In the event estimated total project costs exceed estimated total project revenues, the entire estimated loss is charged to operations in the period in which the loss becomes probable and can be reasonably estimated. The complexity of the estimation process and judgments about internal and external factors including labor utilization, changes to specifications and testing requirements, time required for performance and resulting incurrence of contract penalties, and the performance of subcontractors affect the estimation process. During the years ended December 31, 2009, 2008 and 2007, the Company recorded approximately $4.9 million, $18.4 million and $6.2 million contract loss on a fixed price contract, respectively. Contract loss recorded during 2008 includes $3.4 million relating to costs that should have been recorded in prior periods. The impact of recording these prior-period costs on the prior and current periods is not material.

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

        Because of the nature of doing business in China and other emerging markets, the Company's billings and/or customer payments may not correlate with the contractual payment terms and the Company generally does not enforce contractual payment terms prior to final acceptance. Accordingly, accounts receivable are not recorded until the Company recognizes the related customer revenue. Advances from customers are recognized when the Company has collected cash from the customer, prior to recognizing revenue. Deferred revenue is recorded if there are undelivered elements after final acceptance has been obtained. The Company had current deferred revenue of $170.8 million and $117.6 million, and long-term deferred revenue of $160.9 million and $210.1 million at December 31, 2009 and 2008, respectively. Costs related to deferred revenue are also deferred until revenue is recognized. See "Deferred Costs" below.

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

Inventories:

        Inventories consist of product held at the Company's manufacturing facility and warehouses, as well as finished goods at customer sites for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer. The Company may ship inventory to existing customers that require additional equipment to expand their existing networks prior to the signing of an expansion contract. Inventories are stated at the lower of cost or market value, based on the FIFO method of accounting. Write-downs are based on the assumptions about future market conditions and customer demand, including projected changes in average selling prices resulting from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

competitive pricing pressures. The Company continually monitors inventory valuation for potential losses and obsolete inventory at its manufacturing facilities as well as at customer sites. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of sales and higher income from operations than expected in that period.

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

        For any post contract support services where the revenue is deferred, the entire related deferred direct costs are classified as a noncurrent asset, consistent with the definition of a current asset.

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

        During 2009, 2008 and 2007, the Company capitalized immaterial software development costs. Amortization of capitalized software development costs was $0.2 million, $0.6 million and $1.0 million in 2009, 2008 and 2007, respectively. Direct costs of software developed for internal use are expensed during the preliminary project stage and capitalized during the application development stage.

Property, Plant and Equipment:

        Property, plant and equipment are recorded at cost and are stated net of accumulated depreciation. Depreciation is provided for on a straight-line basis over the estimated useful lives of the related assets. Land use rights related to property leased by the Company in China are amortized over the life of the lease. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvements or the term of the lease. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in results of operations. The Company capitalizes interest incurred related to construction of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

property, plant or equipment until it is ready for use. No capitalized interest was recorded during the years ended December 31, 2009, 2008 and 2007. Capitalized interest primarily arose from construction of the Company's manufacturing, research and development, and administrative offices facility in Hangzhou, China and is being amortized on a straight-line basis over the life of the building.

        The Company generally depreciates its assets over the following periods:

Years
Furniture, test or manufacturing equipment	5
Computers and software	2 - 3
Buildings	38
Automobiles	5
Land use rights	38
Leasehold improvements	Lesser of 5 years or remaining lease life

        Depreciation expense was $12.8 million, $30.4 million and $39.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Long-Lived Assets Including Finite-Lived Purchased Intangible Assets:

        The Company amortizes purchased intangible assets with finite lives over the estimated economic lives of the assets. Purchased intangible assets are carried at cost, less accumulated amortization.

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. See Note 6. Long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell.

        As a result of amortization, asset sales, and impairment charges of approximately $4.9 million and $15.7 million in 2008 and 2007, respectively, the Company's consolidated balance sheet as of December 31, 2009 and 2008 contained no balances for finite-lived purchased intangible assets.

Advertising Costs:

        The Company expenses all advertising costs as incurred. Payment to customers for marketing development costs are accounted for as a reduction of the revenue associated with customers as incurred. For the years ended December 31, 2009, 2008 and 2007, advertising costs totaled $0.8 million, $4.3 million and $7.4 million, respectively.

Restructuring Liabilities, Litigation and Other Contingencies:

        The Company accounts for its restructuring plans using the guidance provided in ASC 420 "Exit or Disposal Cost Obligations" and ASC 712 "Compensation—Nonretirement Postemployment Benefits". The Company accounts for litigation and contingencies in accordance with ASC 450, "Contingencies", which requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the Company's financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Third Party Commissions:

        The Company records accruals for commissions payable to third parties as operating expense in the period in which the liability is incurred. Management performs follow-up procedures with respect to these accrued commission and upon completion of such follow-up procedures, if the accrued commissions have not been claimed and the statute of limitations, if any, has expired or a reasonable period of time has elapsed, reduces such accruals. These reductions are recorded in the consolidated statement of operations during the period management determines that certain accruals are no longer necessary. As of December 31, 2009, approximately $6.4 million of such accrued commissions had not been claimed by the third parties for more than three years. During the years ended December 31, 2009 and 2008, respectively, we reduced approximately $0.8 million and $4.5 million of accrued commissions payable and such reduction was recorded in cost of net sales. During the year ended December 31, 2007, no significant accruals related to third party commissions were reversed.

Stock-Based Compensation:

        Stock-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. Stock-based compensation expense for restricted stock awards is measured based on the closing fair market value of the Company's common stock on the date of grant. Stock-based compensation expense for stock options is estimated at the grant date based on each option's fair value as calculated by the Black-Scholes option pricing model ("Black-Scholes model"). Stock-based compensation is expensed ratably on a straight-line basis over the requisite service period, which is generally the vesting term of the share-based payment awards.

Accumulated Other Comprehensive Income:

        Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Other comprehensive income or loss for 2009, 2008 and 2007 is shown in the consolidated statement of stockholders' equity. As of December 31 of each of the years indicated below, the components of accumulated other comprehensive income reported in the consolidated balance sheets were as follows:

	December 31
	2009	2008
	(in thousands)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	$(3,313)
Foreign currency translation, net of tax	$70,848	72,407

Accumulated other comprehensive income	$70,848	$69,094

        Accumulated other comprehensive income includes no material amounts related to noncontrolling interests.

Income Taxes:

        The Company is subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company's tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recognizes the tax benefit (expense) from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest expense and penalties related to income tax matters as part of the provision for income taxes.

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

Financial Instruments and Derivatives:

        Financial instruments consist of cash and cash equivalents, short and long-term investments, notes receivable, accounts receivable and payable and accrued liabilities. In the first quarter of 2008, the Company adopted new accounting guidance related to fair value measurements. This new accounting guidance did not have a material impact on the financial statements of the Company. The new disclosures required by the accounting guidance are included in Note 4. The carrying amounts of cash and cash equivalents, bank notes, accounts receivable and payable, notes receivable, and accrued liabilities approximate their fair values because of the short-term nature of those instruments. The fair value of long term investments in equity securities is determined based on quoted market prices or available information about investees.

        The Company may use derivative financial instruments to manage its exposures to foreign currency exchange rate changes. The objectives for holding derivatives include reducing, eliminating, and efficiently managing the economic impact of these exposures as effectively as possible. Derivative instruments are recognized as either assets or liabilities on the balance sheet. The Company measures those instruments at fair value and recognizes changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. Such contracts are designated at inception to the related foreign currency exposures being hedged. The Company has not hedged any such transactions in 2009, 2008 and 2007.

Foreign Currency Translation:

        The Company's operations are conducted through international subsidiaries where the local currency is the functional currency and the financial statements of those subsidiaries are translated from their respective functional currencies into U.S. dollars. All foreign currency assets and liabilities are translated at the period-end exchange rate and all revenues and expenses are translated at the average exchange rate for the period. The effects of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholders' equity. The foreign currency translation gain/loss for transactions denominated in other than the functional currency is included in other income, net on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the Company's consolidated statements of operations. In connection with this remeasurement process the Company recorded a gain of $6.3 million in 2009, a loss of $9.9 million in 2008 and a gain of $4.6 million 2007.

Earnings Per Share:

        Basic earnings per share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period, which excludes nonvested restricted stock. Diluted EPS presents the amount of net income (loss) available to each share of common stock outstanding during the period plus each share of common stock that would have been outstanding assuming the Company had issued shares of common stock for all dilutive potential common shares outstanding during the period. The Company's potentially dilutive common shares include outstanding stock options, nonvested restricted stock, restricted stock units, convertible subordinated notes prior to their maturity on March 1, 2008, and Employee Stock Purchase Plan ("ESPP") shares prior to termination of the ESPP effective May 15, 2009. For the years ended December 31, 2009, 2008 and 2007, no potential common shares were dilutive because of the net loss in each of these years, therefore basic and dilutive EPS are the same. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period.

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Weighted average stock options and awards outstanding	12,412	22,439	19,427
Conversion of convertible subordinated notes	—	1,897	11,543
Other	109	931	765

	12,521	25,267	31,735

Variable Interest Entities:

        The accounting guidance requires that if an entity is the primary beneficiary of a variable interest entity, ("VIE"), the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of the entity. The Company evaluates its investments periodically or when "triggering" events occur.

Recent Accounting Pronouncements:

        In June 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification (the "Codification") for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification became the single authoritative source for GAAP. Accordingly, previous references to GAAP accounting standards are no longer used in the Company's disclosures, including these Notes to the Consolidated Financial Statements. The adoption of the Codification in the third quarter of 2009 did not have any substantive impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued authoritative guidance requiring an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of the guidance on its consolidated financial statements.

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

NOTE 3—DIVESTITURES

        Beginning in the fourth quarter of 2007, the Company launched a number of initiatives, including potential divestitures of non-core assets, to focus on its core growth technologies, including IPTV, IP-based softswitch and broadband devices. During the third quarter of 2009, the Company completed a sale of its Korea operations. During the third quarter of 2008, the Company completed its divestitures of UTStarcom Personal Communications LLC and Mobile Solutions Business Unit.

2009

Korea operations

        On July 31, 2009, the Company completed a sale of its Korea operations to an entity founded by a former employee and received total consideration of approximately $2.0 million. In connection with this transaction, the Company recorded a net loss of $1.3 million during 2009. Included in this amount was $2.2 million of foreign currency losses previously carried in accumulated other comprehensive income that were realized upon completion of sale and liquidation of the subsidiary. The Company determined that the divestiture of Korea operations did not meet the criteria for presentation as a discontinued operation as the Korea operations did not meet the definition of component of an entity.

2008

UTStarcom Personal Communications LLC (PCD)

        On July 1, 2008, the Company completed the sale of UTStarcom Personal Communications LLC, a wholly-owned subsidiary of the Company ("PCD"), to Personal Communications Devices, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—DIVESTITURES (Continued)

("PCD LLC"), an entity controlled by AIG Global Investment Group and certain other investors. The total sale consideration to the Company was based primarily on the working capital of PCD as of the closing of the transaction, subject to certain adjustments. Upon final settlement of the working capital adjustments in the fourth quarter of 2008, the total sale consideration to the Company was $237.7 million. During 2008, the Company recorded net cash proceeds of $219.1 million from the sale of PCD, which was represented by the total sale consideration of $237.7 million, less $8.6 million of transaction costs and $10.0 million held in escrow. At December 31, 2008, the Company recorded an additional $1.3 million of transaction costs which had been incurred but not yet paid. The Company also invested $1.6 million in equity securities of PCD LLC representing approximately a 2.6% interest in PCD LLC. The Company recorded a $3.8 million gain on sale of PCD net assets during 2008. The following table summarizes the components of the gain on sale (in thousands):

Purchase price	$237,669
Less:
Accounts receivable, net	(121,979)
Inventories	(205,367)
Prepaids and other assets	(8,885)
Property, plant and equipment, net	(1,539)
Intangible assets, net	(15,783)
Accounts payable	89,628
Other liabilities	39,999
Estimated transaction related costs	(9,980)

Gain on sale, net of tax	$3,763

        In the second quarter of 2009, the Company recorded an additional $1.4 million gain resulting from an adjustment to reflect actual transaction-related costs. The total gain on sale of PCD net assets includes proceeds of $10.0 million held in escrow which were disbursed to the Company in July 2009. Pursuant to the original terms of the divestiture agreement, the Company was potentially entitled to receive up to a $50.0 million earnout payment in 2011 based on the achievement of cumulative earnings levels of PCD LLC through December 31, 2010.

        Prior to June 30, 2008, PCD was a reportable segment of the Company. Concurrent with the closing of the divestiture transaction, the Company entered into a three-year supply agreement with PCD LLC whereby the Company indicated its intent to supply handset products to PCD LLC. In connection with the wind-down of our Korea operations, in December 2008, we furnished PCD LLC with 180-day's notice of termination of the supply agreement. Due to the continuing direct cash flows pursuant to the supply agreement beyond the one-year assessment period starting from the date of sale, the sale of the PCD assets did not meet the criteria for presentation as a discontinued operation.

        On June 30, 2009, the Company entered into a Settlement Agreement and Release (the "Settlement Agreement") with PCD LLC to resolve certain product quality issues. Under the Settlement Agreement, the Company waived its right to any earnout payments and granted a call option to PCD LLC for the Company's $1.6 million investment in the equity securities of PCD LLC. The Company also agreed to pay PCD LLC a total of $11.1 million which was recorded as warranty costs of approximately $8.4 million (see Note 8) and a reduction of revenue of approximately $2.7 million. In the third quarter of 2009, PCD LLC elected to exercise the call option to repurchase all 2,199,214 Class A Units owned by the Company. The Company received cash of $1.6 million in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—DIVESTITURES (Continued)

September 2009 and transferred all equity holdings in Class A Units to PCD LLC. No gain or loss was recorded on this transfer as the carrying value of the equity holdings was equal to the proceeds received. During 2009, gross profit was reduced by approximately $24.6 million as a result of certain transactions with PCD LLC consisting of the $11.1 million claim settlement, approximately $26.0 million of costs for inventory write-downs to net realizable value, write-downs of excess inventory and warranty reserves related to transactions with PCD LLC, offset partially by $12.5 million benefit related to sales of handsets to PCD LLC during 2009 that were previously written down to zero carrying value in the fourth quarter of 2008.

Mobile Solutions Business Unit (MSBU)

        On July 31, 2008, the Company completed the divestiture of its Mobile Solutions Business Unit ("MSBU") to a global private equity firm. During the third quarter of 2008, the Company recorded a net gain on divestiture of $3.9 million. This gain resulted from transferring net liabilities of approximately $9.0 million, netted against cash payments made by the Company of approximately $5.1 million, including transaction related costs of $0.3 million. The net liability primarily consisted of deferred revenue and other liabilities totaling $27.8 million offset by deferred costs and other assets of approximately $18.8 million. Previously, MSBU was reported as part of the Company's Other segment. Concurrent with the closing of the transaction, the Company entered into a manufacturing agreement whereby the Company will continue to develop and manufacture wireless IP-based products for sale to the divested entity. Due to the ongoing direct cash flows pursuant to the manufacturing agreement, the sale of the MSBU assets did not meet the criteria for presentation as a discontinued operation.

2006

Sale of Assets to Marvell Technology Group Ltd:

        In February 2006, the Company sold substantially all of the assets and selected liabilities of its semiconductor design business division to Marvell Technology Group Ltd. ("Marvell"). The assets sold included the assets related to the prior acquisition of Advanced Communications Devices Corporation in 2001, and other system-on-chip semiconductors. The Company recognized a gain on this sale of assets of $12.3 million during 2006. The gain was determined based upon total net proceeds less the net book value of assets sold of $2.9 million and the value of the supply agreement of $20.2 million. Included in the cash received was $16.0 million earned by the Company as a result of achieving certain defined milestones. The Company received payment of this $16.0 million in October 2006. Upon satisfaction of certain escrow conditions, the Company received an additional $4.3 million in cash in August 2007 which was recorded in the consolidated statement of operations as gain on divestiture in 2007. In connection with the sale of assets, the Company entered into a supply agreement with Marvell to purchase chipsets for the Company's handset products over the next five years. The value allocated to the supply agreement of $20.2 million has been amortized in proportion to the quantities of chipsets purchased under the supply agreement. During the first quarter of 2009, the Company revised its estimates of customer demand for certain handset products and determined that future chipset purchases from Marvell would be negligible. As a result, the Company fully amortized the remaining value of the supply agreement of $8.5 million in the first quarter of 2009. For the years ended December 31, 2009, 2008 and 2007, approximately $8.5 million, $8.8 million and $1.3 million, respectively, have been amortized against cost of sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—CASH, CASH EQUIVALENTS AND INVESTMENTS

        Cash and cash equivalents, consisting primarily of bank deposits and money market funds, are recorded at cost which approximates fair value because of the short-term nature of these instruments. There were no available-for-sale securities included in cash and cash equivalents at December 31, 2009 or December 31, 2008. Short-term investments consist of bank notes of $1.0 million and $4.3 million at December 31, 2009 and December 31, 2008, respectively.

        The Company accepts bank notes receivable with maturity dates of between three and six months from its customers in China in the normal course of business. The Company may discount these bank notes with banking institutions in China. A sale of these notes is reflected as a reduction of short-term investments and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. The Company sold $9.9 million and $30.5 million of bank notes, and recorded costs of less than $0.1 million and $0.4 million as a result of discounting the notes, during 2009 and 2008, respectively. There were no bank notes sold during 2007.

        At December 31, 2008, MRV Communications ("MRV") was the only available-for-sale security investment recorded at fair value. Any unrealized holding gains or losses are reported as a component of other comprehensive income, net of related income tax effects. Realized gains and losses are reported in earnings. Accumulated other comprehensive income included approximately $3.3 million of unrealized holding loss at December 31, 2008 related to the Company's investment in MRV. During the fourth quarter of 2009, the Company disposed all of its holdings in MRV (see below for additional discussion). As a result, there were no available-for-sale securities subject to fair value accounting at December 31, 2009. All long-term investments at December 31, 2009 are in privately-held companies and are accounted for under the cost method.

        The following table shows the break-down of the Company's total investments at December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
	(in thousands)
TET	$—	$4,800
Cortina	3,348	3,348
MRV	—	1,170
GCT SemiConductor, Inc.	3,000	3,000
Xalted Networks	1,583	3,302
PCD LLC	—	1,600
Other	471	471

Total equity securities	$8,402	$17,691

TET

        In October 2008, the Company invested $4.8 million into Turnstone Environment Technologies LLC ("TET"), in exchange for approximately 22% of voting interest. The Company is not obligated to make further capital contributions. TET's mission is to secure the exclusive licensing rights to technologically-proven environmentally friendly, renewable energy technologies for distribution to various emerging markets, with an initial focus on India. TET is considered as a variable interest entity where the Company is the primary beneficiary and does not hold a majority voting interest. The assets, liabilities and operating results of TET were determined to be immaterial as of December 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—CASH, CASH EQUIVALENTS AND INVESTMENTS (Continued)

and, therefore, were not consolidated. Beginning January 1, 2009, the financial statements of TET were included in the consolidated financial statement of the Company (see Note 18).

Cortina

        In September 2004, the Company invested $2.0 million in Series A preferred stock of ImmenStar, Inc. ("ImmenStar"). ImmenStar was a development stage company that designed a chip that was used in the Company's product. This investment was accounted for under the cost method. In February 2007, ImmenStar was acquired by Cortina Systems, Inc. ("Cortina"). In exchange for the Company's investment in ImmenStar, the Company received 3.6 million shares of Series D Preferred Stock of Cortina at $0.837 per share, $1.8 million cash in March 2007 and received an additional 0.4 million shares of Series D Preferred Stock at $0.837 per share and $0.2 million cash from escrow during 2008. As a result of the acquisition, the Company recorded a gain on investment of $2.8 million, in other income, net in 2007 and $0.5 million in 2008. The Company owns approximately 1% interest of Cortina at both December 31, 2009 and 2008 and accounts for the investment in Cortina using the cost method.

MRV

        On July 1, 2007, Fiberxon, an investment in which the Company had a 7% ownership interest, completed a merger with MRV, which was a publicly-traded company in an active market. In exchange for the Company's interest in Fiberxon, the Company was entitled to receive $1.5 million in cash, 1,519,365 shares of MRV common stock valued at approximately $4.5 million and deferred consideration of approximately $2.7 million. The deferred consideration becomes payable upon the completion of certain milestones and may be reduced by legitimate claims of MRV for certain matters related to the merger. In the third quarter of 2007, the Company was paid the cash consideration of $1.5 million, received 1,519,365 shares of MRV common stock and recognized a gain on investment of $2.9 million.

        During the second quarter of 2009, the trading of MRV common stock on the NASDAQ Global Market was suspended as a result of MRV's failure to file its delinquent periodic reports with the SEC after numerous extensions granted by the staff of the Nasdaq Stock Market, Inc. As a result of the delisting from the NASDAQ Global Market, management re-evaluated the carrying value of this investment, including reviewing MRV's cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, and competition. Based on this review and consideration of the duration and extent of the decline in MRV fair value, the Company determined that the decline in MRV fair value was other-than-temporary and recorded a $3.8 million impairment charge for this investment in other income, net in the second quarter of 2009. The $3.8 million impairment charge included recognition of previously unrealized loss of approximately $3.3 million at December 31, 2008. During the fourth quarter of 2009, the Company sold its entire equity position of 1,519,365 MRV shares for approximately $1.0 million in cash proceeds and recognized a gain of $0.4 million in other income, net.

        In December 2009, the Company, together with other Fiberxon shareholders, agreed to a settlement with MRV related to the deferred consideration. The Company's proportionate share of the settlement proceeds is expected to be less than $0.5 million, to be paid in several installments during fiscal 2010. The Company will record this contingent gain upon receipt of the settlement proceeds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—CASH, CASH EQUIVALENTS AND INVESTMENTS (Continued)

GCT Semiconductor

        In October 2004, the Company invested $3.0 million in GCT Semiconductor, Inc. This investment represents approximately a 2% interest in GCT Semiconductor, Inc., which designs, develops and markets integrated circuit products for the wireless communications industry. This investment is accounted for under the cost method.

Xalted Networks

        In May 2005 and August 2005, the Company invested $2.0 million and $1.0 million, respectively, in Xalted Networks ("Xalted"). In March 2006, the Company invested an additional $0.3 million in Xalted. Xalted is a development stage company providing telecommunication operator customers with a comprehensive set of network systems, software solutions and service offerings. The Company had less than a 10% ownership interest at December 31, 2009 and 2008, on a fully diluted basis, in Xalted and accounts for the investment using the cost method. During the third quarter of 2009, management re-evaluated the carrying value of this investment, including reviewing Xalted's cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, and competition. Based on this review, the Company determined that the decline in Xalted's fair value was other-than-temporary and recorded a $1.7 million impairment charge for this investment in other income (expense) in the third quarter of 2009.

PCD LLC

        In connection with the divestiture of PCD, the Company invested $1.6 million in equity units representing approximately a 2.6% ownership interest of PCD LLC. Under the Settlement Agreement dated June 30, 2009, the Company granted PCD LLC an option to repurchase the Company's current equity position in PCD LLC within 90 days of the date of the Settlement Agreement at its original investment cost of $1.6 million. In the third quarter of 2009, PCD LLC elected to exercise the call option to repurchase all 2,199,214 Class A Units owned by the Company. The Company received cash of $1.6 million in September 2009 and transferred all its equity holdings in Class A Units to PCD LLC. No gain or loss was recorded on this transfer as the carrying value of the equity holdings was equal to the proceeds received.

Fair Value Measurements

        FASB ASC 820, "Fair Value Measurements and Disclosures", clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FASB ASC 820-10-35 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets at fair value, including its marketable securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—CASH, CASH EQUIVALENTS AND INVESTMENTS (Continued)

        At December 31, 2009, the Company's money market funds are recorded at cost which approximates fair value, classified within Level 1 of the fair value hierarchy. At December 31, 2008, investment in MRV, which was listed in an over-the-counter exchange, was recorded at fair value, classified within Level 1 of the fair value hierarchy and its money market funds were recorded at cost which approximates fair value, classified within Level 1 of the fair value hierarchy. The Company has no other financial assets or liabilities that are being measured at fair value at December 31, 2009 and 2008.

NOTE 5—BALANCE SHEET DETAILS

        The following tables provide details of selected balance sheet items:

	December 31, 2009	December 31, 2008
	(In thousands)
Inventories:
Raw materials	$18,863	$15,545
Work in process	12,881	33,524
Finished goods(1)	40,556	140,763

Total	$72,300	$189,832

(1)
Includes finished goods at customer sites of approximately $33.8 million and $138.0 million at December 31, 2009 and 2008, respectively, for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer.

Property, plant and equipment, net:

	December 31, 2009	December 31, 2008
	(In thousands)
Buildings	$184,436	$184,353
Leasehold improvements	15,422	15,855
Automobiles	4,243	4,855
Software	37,240	39,427
Equipment and furniture	172,214	184,897
Construction in progress	1,690	3,001

	415,245	432,388
Less: accumulated depreciation and impairment	(284,633)	(257,101)

Total	$130,612	$175,287

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—BALANCE SHEET DETAILS (Continued)

Other current liabilities:

	December 31, 2009	December 31, 2008
	(In thousands)
Accrued contract costs	$27,657	$37,006
Accrued payroll and compensation	35,871	39,256
Warranty costs	16,150	29,840
Accrued other taxes	15,863	15,149
Restructuring costs	21,707	9,511
Deposit on pending sale of building	7,323	—
Other	18,323	32,284

Total	$142,894	$163,046

NOTE 6—LONG-LIVED ASSETS

2009

        In June 2009, the Company announced its intention to consider a potential sale of its manufacturing, research and development, and administrative offices facility in Hangzhou, China. In December 2009, the Company entered into a Property Transfer and Leaseback Agreement (the "Sale Leaseback Agreement") for the intended sale of the property to another party for approximately $140 million and the leaseback of a portion of the property through 2016. The transaction is expected to between the end of March and April 2010, subject to customary closing conditions, including completion of required regulatory approvals.

        During the third quarter of 2009, the Company contracted with a commercial real estate agent to assist in evaluating a potential sale of the facility. Furthermore, in October 2009, the Company initiated actions to consolidate the Company's use of the facility to reduce its operating costs that revised its projected occupancy needs. In light of these developments, the Company performed a recoverability assessment of the facility as of September 30, 2009. Impairment testing performed by the Company in the third quarter of 2009, utilizing an income approach, indicated that the fair value approximated the carrying value of the Hangzhou facility as of September 30, 2009 of $160.5 million, and no impairment was recorded with respect to this property. The income approach was used as a result of the lack of preliminary offers and available comparable market transaction activity to place reliance on the market valuation approach. However, during the fourth quarter of 2009, the binding offer received from the buyer gave the Company a better indication of the property's fair value, and revealed that the value of the property to an interested third party was lower than the fair value the Company had previously estimated using the income approach. The building is approximately 2.7 million square feet and unique in its design. Based on the uniqueness of the building and the fact that only a single offer for the building had been received after having it on the market for several months management determined that a third party offer was a better indication of the fair value than other methods because the offer was specific to the property representing direct evidence of the fair value. Based on this offer, the Company determined that the property had a net book value in excess of its fair value. Due to the apparent decline in value, the Company conducted a recoverability test for this entity-wide asset and determined the carrying value of the net assets of the Company exceeded the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. In the Company's assessment of fair value, management has placed primary reliance on the market approach (the third

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—LONG-LIVED ASSETS (Continued)

party offer). The result of this analysis reduced the Company's overall assessment of fair value of the property by $33.3 million. Accordingly, the Company recorded a non-cash impairment charge of $33.3 million during the fourth quarter of 2009. The adjusted carrying value of $125.7 million of the property was lower than the pending sales price because the valuation performed factored in the above-market rental rates to be paid by the Company as stipulated in the leaseback agreement accompanying the sale. The Company's overall assessment of fair value of the property was based on Level 2 inputs, defined as inputs other than quoted market prices in active markets that are observable either directly or indirectly.

        At December 31, 2009, the long-lived asset to be sold was classified as held for use as the Company expects to retain more than a minor portion of the use of the property through a six-year leaseback. The Company expects the transaction to qualify for sale-leaseback accounting upon closing. Any potential gain realized on the sale leaseback is expected to be deferred and amortized over the leaseback term.

        In connection with the Sale Leaseback Agreement, on February 1, 2010, the Company entered into a Lease Contract (the "Lease") with respect to the leaseback of a portion of the Hangzhou facility. Under the terms of the Lease, the Company will lease back 71,027 sqm gross floor area ("GFA") aboveground and 12,000 sqm GFA underground of the building for a period of 6 years at a rate of approximately $0.37, $0.44 and $0.47, respectively, per sqm per day for years 1-2, 3-4 and 5-6, respectively, of the lease period for the aboveground space; and approximately $3.66 per sqm per month for the underground space for the full lease period. The Company is also required to pay a security deposit in the amount of approximately $1.8 million and prepay part of the rent and fees for the last six months of the lease term in the amount of approximately $3.4 million on the same day when the first rent payment is due. The Company may terminate all or part of the Lease by giving six months advance notice, however, the Company would be required to pay penalties and additional compensation in the event of early termination.

        To date, the Company has received proceeds of approximately $13.9 million on the transaction. On March 8, 2010, the Company obtained an irrevocable bank guarantee letter from the buyer for the remaining amount of the cash proceeds from the Sale Leaseback Agreement.

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

        During the fourth quarter of 2008, the Company's internal forecasts were revised downwards as to take account of the rapidly deteriorating business environment. In addition, the combined effect of recurring operating losses and a sustained decline in the Company's stock price were determined, in the aggregate, to be a "significant adverse change in the business climate," which is a triggering event for long-lived assets impairment analysis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—LONG-LIVED ASSETS (Continued)

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

        The Company's manufacturing, research and development, and administrative offices facility in Hangzhou, China, which had a carrying value of approximately $167.4 million at December 31, 2008, was the largest single asset subject to impairment testing. Management initially considered whether using comparable market transaction activity (market comparison approach) to estimate the current fair value of the Hangzhou facility would be both feasible and sufficiently objective in the circumstances but discovered the secondary market for similar industrial properties from which to derive sales data was not sufficiently robust to place primary reliance on this valuation approach. Therefore, management primarily used the income capitalization approach to estimate fair value; this valuation approach involves estimating a current market rental for the facility through an analysis of rents of similar facilities, either in the locality or in comparable districts, and then using an applicable capitalization rate to estimate fair value. This resulted in determining the estimated fair value for the Hangzhou facility to be approximately $183.2 million at December 31, 2008, or approximately $15.8 million greater than the carrying value at December 31, 2008. No impairment charge was recorded in 2008 as the estimated fair value of the Hangzhou facility exceeded its carrying value.

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

NOTE 6—LONG-LIVED ASSETS (Continued)

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

        Based upon its 2007 goodwill impairment assessment, the Company recorded goodwill impairment charges of approximately $3.1 million during the year ended December 31, 2007. The impairment charges represented the excess of the carrying amount of the goodwill of the Other segment over its implied fair value. The consolidated balance sheets as of December 31, 2008 and 2007 contained no goodwill balances.

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

NOTE 7—DEBT

        At December 31, 2009 and 2008, the Company had no bank loans outstanding and the Company had not guaranteed any debt not included in the consolidated balance sheet.

        During 2009, approximately $322.1 million in credit facilities in China expired and were not renewed. At December 31, 2009, the Company had no available credit facilities. On March 21, 2008, the Company entered into a credit agreement providing for a $75.0 million secured revolving credit facility that was subject to an accounts receivable and inventory borrowing base formula and was used during the second quarter of 2008 to fund the Company's general working capital requirements. During the second quarter of 2008, the Company repaid all outstanding borrowings under this credit agreement. On June 30, 2008, in connection with the entry into an agreement for the sale of PCD (see Note 3), the Company terminated the commitments under the credit agreement. Upon termination of the credit agreement in 2008, the Company expensed the remaining unamortized debt issuance costs of approximately $1.1 million.

        On March 12, 2003, the Company completed an offering of $402.5 million of 7/8% convertible subordinated notes due March 1, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933. Expenses associated with the convertible subordinated notes issuance were $11.7 million and were recorded in other long-term assets and were amortized over the life of the notes.

        Effective January 9, 2007, the Company and the holders of the remaining $274.6 million of convertible subordinated notes entered into a First Supplemental Indenture, providing that any failure

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DEBT (Continued)

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

NOTE 8—WARRANTY OBLIGATIONS AND OTHER GUARANTEES

        Warranty obligations, included in other current liabilities are as follows (in thousands):

Balance at December 31, 2006	$66,408
Accruals for warranties issued during the period	32,987
Settlements made during the period	(46,661)

Balance at December 31, 2007	$52,734
Accruals for warranties issued during the period	16,665
Settlements made during the period	(29,435)
Warranty obligations divested upon the sale of PCD	(10,124)

Balance at December 31, 2008	$29,840
Accruals for warranties issued during the period, net of expirations	6,706
Settlements made during the period	(20,396)

Balance at December 31, 2009	$16,150

        During the second quarter of 2009, the Company recorded a special warranty charge related to certain handsets sold to PCD LLC. Under the Settlement Agreement with PCD LLC (see Note 3), the Company agreed to pay PCD LLC $8.4 million to settle certain PCD LLC customers' warranty claims

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—WARRANTY OBLIGATIONS AND OTHER GUARANTEES (Continued)

arising from the handsets sold to PCD LLC. The $8.4 million claim settlement was paid in the third quarter of 2009 and is included in accruals for warranties issued and settlements made during 2009 in the table above.

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

NOTE 9—INCOME TAXES

        United States and foreign income (loss) before income taxes and minority interest were as follows:

	Years ended December 31,
	2009	2008	2007
	(in thousands)
United States	$(129,438)	$(38,100)	$(114,610)
Foreign	(85,406)	(105,637)	(50,855)

	$(214,844)	$(143,737)	$(165,465)

        The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Current
Federal	$(2,816)	$(26)	$—
State	—	(8)	(4)
Foreign	12,772	13,561	20,994

Total Current	$9,956	$13,527	$20,990
Deferred
Federal	—	—	—
State	—	—	—
Foreign	904	(6,440)	11,908

Total Deferred	904	(6,440)	11,908

Total	$10,860	$7,087	$32,898

        As of December 31, 2009, the Company had gross unrecognized tax benefits of approximately $90.6 million and had certain deferred tax assets and the federal tax benefit of state income tax items totaling $77.8 million. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and decrease the Company's net loss is approximately $12.8 million. The Company has reduced its total unrecognized tax benefits by approximately $26.5 million during the first quarter of 2009 due to statute of limitations expirations and settlements of income tax audits. The portion of this $26.5 million reduction of gross unrecognized tax benefits that decreased the provision

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

for income taxes and decreased the Company's net loss during the quarter was approximately $1.4 million. The unrecognized tax benefits relate primarily to the allocations of revenue and costs among the Company's global operations.

        The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $3.9 million as of December 31, 2008 and approximately $3.1 million as of December 31, 2009. The Company has reduced its interest expense and penalties recorded within income tax expense by approximately $1.4 million during the first quarter of 2009 due to statute of limitations expirations and settlements of income tax audits.

        The Company is subject to taxation in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The Company is also under audit by the taxing authorities in China on a recurring basis. The material jurisdictions that the Company is subject to examination are in the United States and China. The Company's tax years for 1998 through 2009 are still open for examination in China. The Company's tax years for 2006 through 2009 are still open for examination in the United States. The Company believes that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $1.0 million during the next 12 months as income tax audits are settled and statute of limitations expire. The portion of the $1.0 million of gross unrecognized tax benefits that would decrease the provision for income taxes and increase the Company's net income is approximately $0.7 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        A summary of the Company's unrecognized tax benefits is as follows:

	Years ending December 31,
	2009	2008	2007
	(in thousands)
Beginning balance-gross unrecognized tax benefits (UTB's)	$92,773	$79,678	$79,667
Additions based on tax positions related to the current year	22,790	11,916	8,764
Reductions based on tax positions related to the current year	—	—	(8,559)
Additions for tax positions related to prior years	4,702	1,962	661
Reductions for tax positions related to prior years	(2,895)	(783)	(855)
Settlements	(92)	—	—
Lapse of statute of limitations	(26,681)	—	—

Ending balance—gross unrecognized tax benefits (UTB's)	90,597	92,773	79,678
UTB's as a credit in deferred taxes	(75,071)	(78,344)	(67,586)
Federal benefit of state taxes	(2,720)	(3,767)	(3,718)

UTB's that would impact the effective tax rate	$12,806	$10,662	$8,374

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        A summary of the components of net deferred tax assets is as follows:

	December 31, 2009	December 31, 2008
	(in thousands)
Deferred Tax Assets
Allowances and reserves	$71,686	$70,896
Deferred revenue and customer advances, net	21,329	23,197
Net operating loss carryforward	218,584	142,341
Tax credit carryforwards	93,884	74,555
Capital loss carryforwards	21,297	17,749
Writedown/amortization of intangible assets and goodwill	30,486	34,812
Fixed assets	19,439	18,950
Demo equipment income	4,477	4,485
Accrued warranties	2,056	3,931
Other	20,998	17,346

Total Deferred Tax Assets	$504,236	$408,262
Deferred Tax Liabilities
Prepaid expense	(5,780)	(5,882)
Deferred taxes on unremitted earnings of subsidiaries	(10,137)	(32,987)
Other	(5,397)	(3,131)

Total Deferred Tax Liabilities	$(21,314)	$(42,000)

Total Deferred Tax Assets (Liabilities)	$482,922	$366,262

Less: Valuation Allowance	$(481,742)	$(363,676)

Total Deferred Tax Assets (Liabilities)	$1,180	$2,586

        In accordance with the specific accounting guidance, deferred income taxes must be provided on the unremitted earnings of foreign subsidiaries unless such earnings are deemed to be permanently reinvested outside the United States. In 2009, the Company has a gross U.S. deferred income tax liability of $10.1 million on foreign earnings of $92.9 million that it considers not permanently reinvested outside the United States.

        As of December 31, 2009, the Company still has undistributed earnings of approximately $18.7 million from investments in foreign subsidiaries that are considered permanently reinvested. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known until a decision to repatriate the earnings is made.

        As of December 31, 2009, the Company's U.S. federal net operating loss carryforwards were $262.4 million and expire in varying amounts between 2026 and 2029. As of December 31, 2009, state net operating loss carryforwards were $38.9 million and expire in varying amounts between 2011 and 2029. The Company has concluded that these federal and state net operating losses did not meet the more likely than not standard contained in FASB ASC 740-10 and has therefore placed a $101.7 million valuation allowance against the related deferred tax assets. In the event the tax benefits related to the valuation allowance are realized, an immaterial amount would be credited to paid-in capital. As of December 31, 2009, the Company also had net operating loss carryforwards ("NOLs") in China of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

approximately $406.8 million. The China net operating loss carryforwards will expire in varying amounts between 2011 and 2014. The Company has also concluded that these China net operating losses did not meet the more likely than not standard and has therefore placed a $102.2 million valuation allowance against the related deferred tax assets. As of December 31, 2009, the Company had NOLs in countries other than the U.S. and China. These NOLs are approximately $96.4 million. The majority of the NOLs do not expire and can be carried forward indefinitely. However, the Company concluded these losses did not meet the more likely than not standard and has therefore placed a valuation allowance of $14.6 million against the related deferred tax assets.

        As of December 31, 2009, the Company has U.S. alternative minimum tax credit carryforwards of $1.0 million which have an indefinite life. The Company also has U.S. research and development credit carryforwards of $14.7 million, $2.5 million of the credits have an indefinite life and $12.2 million of the credits expire in varying amounts between 2010 and 2028. The Company has U.S. foreign tax credits of $78.3 million which expire in varying amounts between 2012 and 2019. The Company has concluded that these U.S. tax credit carryforwards did not meet the more likely than not standard contained in FASB ASC 740-10 and has therefore placed a $94.0 million valuation allowance against the related deferred tax assets. As of December 31, 2009, the Company has foreign research and development credit carryforwards of $0.4 million which expire in 2018. The Company also has concluded that these foreign research & development credit carryforwards did not meet the more likely than not standard and has therefore placed a $0.4 million valuation allowance against the related deferred tax assets.

        The difference between the Company's effective income tax rate and the federal statutory rate is reconciled below:

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Federal tax expense (benefit) at statutory rate	$(75,185)	$(50,308)	$(57,913)
State tax expense (benefit), net of federal income tax benefit	(1,634)	2,410	(5,587)
Tax benefit of convertible debentures	—	(1,223)	(6,990)
Stock compensation expense	2,154	3,549	2,245
Effect of differences in foreign tax rates	5,146	53,012	29,506
Tax on unremitted earnings of subsidiaries	(173)	(10,695)	(3,170)
Tax settlements	—	—	—
Effect of tax rate changes on deferred taxes	(19,026)	13,803	(27,104)
Change in deferred tax valuation allowance	112,172	12,623	105,455
Tax credits	(18,729)	(24,870)	(7,207)
Other	6,135	8,786	3,663

Total Tax Expense/(Benefit)	$10,860	$7,087	$32,898

        The China Corporate Income Tax Law ("CIT Law") became effective on January 1, 2008. Under the CIT Law, China's dual tax system for domestic enterprises and foreign investment enterprises ("FIEs") was effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises and a reduced tax rate of 15% for certain qualified high technology enterprises.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        Prior to this change in tax law, certain subsidiaries and joint ventures located in China enjoyed tax benefits in China which were generally available to FIEs. The tax holidays/incentives for FIEs were applicable or potentially applicable to UTStarcom ChongQing Telecom Co. Ltd. ("CUTS"), UTStarcom Telecom Co., Ltd. ("HUTS"), and UTStarcom China Co., Ltd. ("UTSC"), the Company's active subsidiaries in China, as these entities may qualify as accredited technologically advanced enterprises.

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

        In 2009, the $19.0 million tax benefit for the effect of tax rate changes is attributable to the revaluation of the Company's deferred tax assets in China related to decrease in tax rates due to the HUTS and UTSC qualifying for the reduced 15% tax rate in 2008 discussed above. In 2008, the $13.8 million tax expense for the effect of tax rate changes is attributable to the revaluation of the Company's deferred tax assets in China related to decrease in tax rates due to the HUTS and UTSC qualifying for the reduced 15% tax rate in 2008 discussed above. In 2007, the $27.1 million tax benefit for the effect of tax rate changes is attributable to the revaluation of the Company's deferred tax assets in China related to increase in tax rates due to the passage of the new law discussed above. Based on the CIT Law as of December 31, 2007, the Company's subsidiaries had not qualified for the reduced 15% tax rate.

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

        In 2009, the change in deferred tax valuation allowance of $112.2 million is primarily attributable to the tax expense related to continuing to provide a full valuation allowance on the Company's net deferred tax assets at December 31, 2009 in the United States and China. In 2008, the change in deferred tax valuation allowance of $12.6 million is primarily attributable to the tax expense related to continuing to provide a full valuation allowance on the Company's net deferred tax assets at December 31, 2008 in the United States and China. In 2007, the change in deferred tax valuation allowance of $105.5 million is primarily attributable to the tax expense related to continuing to provide a full valuation allowance on the Company's net deferred tax assets at December 31, 2007 in the United States and China.

        In 2009, the income tax benefit of $18.7 million related to tax credits is primarily attributable to an increase in the amount of foreign tax credits generated in the United States due to foreign withholding taxes and repatriation of dividends from the Company's foreign operations. In 2008, the income tax benefit of $24.9 million related to tax credits is primarily attributable to an increase in the amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

foreign tax credits generated in the United States due to foreign withholding taxes paid and repatriations of dividends from the Company's foreign operations.

NOTE 10—COMMON STOCK AND STOCK INCENTIVE PLANS

Stock Incentive Plans

        At December 31, 2009, the Company has the stock incentive plans described below. Substantially all outstanding awards are subject to potential accelerated vesting in the event of a change in control of the Company. The Company repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with certain vesting of restricted stock and restricted stock unit grants under these plans.

2006 Equity Incentive Plan:

        The 2006 Equity Incentive Plan ("2006 Plan") was implemented on July 21, 2006 after being adopted by the Board of Directors on June 6, 2006 and approved by the Company's stockholders on July 21, 2006. The 2006 Plan replaces the 1997 Plan, the 2001 Plan, and the 2003 Plan (collectively, the "Prior Plans") and no further awards will be granted pursuant to the Prior Plans. The 2006 Plan provides for the grant of the following types of incentive awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance shares and performance units, and (vi) other stock or cash awards ("Award," collectively, "Awards"). Those who are eligible for Awards under the 2006 Plan include employees, directors and consultants who provide services to the Company and its affiliates.

        The maximum aggregate number of shares that may be awarded and sold under the 2006 Plan is 4,500,000 shares plus (i) any shares that have been reserved but remain unissued under the Prior Plans as of July 21, 2006, and (ii) any shares subject to stock options or similar awards granted under the Prior Plans that expire or become exercisable without having been exercised in full and shares issued pursuant to awards granted under the Prior Plans that are forfeited to or repurchased by the Company. As of December 31, 2009, the number of shares transferred from the Prior Plans to the 2006 plan totaled 23,056,752. As of December 31, 2009, 6,174,000 options and restricted stock units were outstanding under the 2006 Plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

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

Prior Plans—The 1997 Stock Plan, 2001 Director Option Plan, and 2003 Non-Statutory Stock Option Plan:

The 1997 Stock Plan:

        Prior to the implementation of the 2006 Plan on July 21, 2006, officers, employees and consultants of the Company and its affiliates were eligible to receive options to purchase shares of common stock and stock purchase rights under the 1997 Stock Plan ("1997 Plan"). The 1997 Plan was terminated in July 2006 effective upon stockholder approval of the 2006 Plan. As of December 31, 2009, there were options to purchase 1,937,703 shares of common stock outstanding under the 1997 Plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

2001 Director Option Plan:

        Prior to the implementation of the 2006 Plan on July 21, 2006, those directors who were not employees of the Company ("Outside Directors") were eligible to receive options to purchase shares of common stock under the 2001 Director Option Plan ("2001 Plan"). The 2001 Plan was terminated in July 2006 effective upon stockholder approval of the 2006 Plan. As of December 31, 2009, there were options to purchase 260,000 shares of common stock outstanding under the 2001 Plan. The Compensation Committee was the administrator of the 2001 Plan.

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

The 2003 Nonstatutory Stock Option Plan:

        Prior to the implementation of the 2006 Plan on July 21, 2006, directors, officers, employees and consultants of the Company and its affiliates were eligible to receive options to purchase shares of the Company's common stock under the 2003 Nonstatutory Stock Option Plan ("2003 Plan"). Only nonstatutory stock options, which would not qualify for favorable federal income tax treatment under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, could be granted under the 2003 Plan. The 2003 Plan was terminated in July 2006 effective upon stockholder approval of the 2006 Plan. As of December 31, 2009, options to purchase 214,280 shares of common stock were outstanding under the 2003 Plan.

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

Stock Award and Stock Option Activity

        In past years, the Company has granted equity awards consisting primarily of stock options. During fiscal 2009, the Company granted equity awards using a mixture of restricted stock units, restricted stock, and stock options. As of December 31, 2009, 2008, and 2007, the number of shares of common stock available for issuance pursuant to future grants under equity compensation plans was 12,201,930, 10,710,921 and 5,973,324, respectively.

        On October 1, 2008, the Company completed a tender offer to exchange certain outstanding employee stock options to purchase shares of the Company's common stock. Eligible for exchange were outstanding options, vested or unvested, held by current employees (excluding directors and executive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

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

        The following summarizes the Company's stock options activity:

	Number of shares outstanding (in thousands)	Weighted average exercise price
Options Outstanding, January 1, 2007	19,634	$15.01
Options Granted	1,637	$4.59
Options Exercised	(2)	$0.25
Options Forfeited or Expired	(3,622)	$15.67

Options Outstanding, December 31, 2007	17,647	$13.91
Options Granted	2,888	$3.20
Options Exercised	(62)	$2.05
Options Forfeited or Expired	(11,706)	$14.52

Options Outstanding, December 31, 2008	8,767	$9.63
Options Granted	448	$1.86
Options Exercised	(7)	$0.21
Options Forfeited or Expired	(3,458)	$9.73

Options Outstanding, December 31, 2009	5,750	$8.98

        In November 2007, the Compensation Committee granted 962,249 shares of performance-based restricted stock units to certain senior executive officers. On February 26, 2008, the Committee determined, based on the Company's and each executive officer's level of performance during the Company's 2007 fiscal year, that 783,324 shares underlying the previously granted performance-based restricted stock units had been earned, with 50% vesting immediately and 50% vesting on February 28, 2009. Each performance-based restricted stock unit has a fair value of $2.99 per share, which equals the closing price of the Company's common stock on the NASDAQ Global Select Market on the measurement date of February 26, 2008.

        In February 2008, the Compensation Committee also granted 1,073,333 performance-based awards to certain senior executive officers. During the third quarter of 2008, 233,333 of these contingently issuable shares were forfeited as a result of employee terminations. On October 6, 2008, the performance requirements with respect to 60,000 of these contingently issuable shares were eliminated; these restricted stock units have a fair value of $2.69 per share, which equals the closing price of the Company's common stock on the NASDAQ Global Select Market on the measurement date of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

October 6, 2008. On February 18, 2009, the Committee determined, based on the Company's and each executive officer's level of performance during the Company's 2008 fiscal year, that an additional 367,500 shares underlying the previously granted performance-based restricted stock units had been earned, each of these performance-based restricted stock units has a fair value of $1.27 per share, which equals the closing price of the Company's common stock on the NASDAQ Global Select Market on the measurement date of February 18, 2009. These restricted stock units vested 50% on February 27, 2009 and vested 50% on February 26, 2010.

        In February 2009, the Compensation Committee also granted to senior executive officers 313,293 restricted stock units with a four-year vesting and an additional 626,586 performance-based awards, subject to the attainment of goals determined by the Compensation Committee. The Company may be subject to variable levels of expense related primarily to the varying levels of performance, as well as for fluctuations in the Company's stock price as these awards are "marked to market" periodically until the earlier of i) the date of the Compensation Committee's determination on performance or ii) the date they were deemed fully vested as a result of involuntary termination. Of the 626,586 performance-based awards granted in February 2009, 401,859 awards were deemed fully vested during fiscal 2009 as a result of involuntary terminations, prior to the annual Compensation Committee's evaluation of performance.

        In February 2010, the Compensation Committee decided no new stock-based awards would be granted to senior executives for the 2010 year in light of the Company's previously announced planned changes in management.

        Under the 2006 and 1997 Plans, the Company granted restricted stock awards. Restricted stock awards are nonvested stock awards that may include grants of restricted stock or grants of restricted stock units. Such awards generally vest over a period of one to four years from the date of grant. Restricted stock has the voting rights of common stock and the shares underlying restricted stock are considered to be currently issued and outstanding. Restricted stock units do not have the voting rights of common stock, and the shares underlying the restricted stock units are not considered issued and outstanding. The expense for such awards is based on the fair market value of the shares at the date of grant and is recognized on a straight-line basis over the requisite service period. The weighted average fair value of restricted stock awards granted under our equity incentive plans during the years ended December 31, 2009, 2008 and 2007 was $1.35, $2.91 and $2.96, respectively. The grant of restricted stock awards is deducted from the shares available for grant under the Company's stock plan. Nonvested restricted awards as of December 31, 2009 and changes during the year ended December 31, 2009 are summarized below:

Restricted stock awards activity	Shares (in thousands)	Weighted average grant date fair value
Nonvested at January 1, 2009	6,712	$2.96
Granted	2,042	$1.35
Vested	(3,529)	$2.74
Forfeited	(1,195)	$2.81

Total nonvested at December 31, 2009	4,030	$2.38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

        During the year ended December 31, 2009, 3.5 million shares of restricted stock awards vested. The total fair value of restricted stock awards vested, as measured on the date of vesting, during the year ended December 31, 2009 was $4.8 million. The Company also granted 2.0 million restricted stock awards.

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

        The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2009 (in thousands, except years and share prices):

	Stock Options Outstanding				Stock Options Exercisable
Range of exercise price	Number outstanding	Weighted- average exercise price per share	Aggregate intrinsic value	Weighted- average remaining contractual life (in years)	Number Exercisable	Weighted- average exercise price per share	Aggregate intrinsic value
$1.01 - $2.90	851	$2.44	$95	5.62	415	$2.70	$10
$3.20 - $3.20	929	$3.20	0	4.69	582	$3.20	0
$3.24 - $3.24	1,096	$3.24	0	4.58	602	$3.24	0
$3.25 - $6.25	914	$4.98	0	4.36	811	$5.12	0
$6.31 - $13.00	679	$9.77	0	3.26	676	$9.78	0
$13.14 - $22.71	610	$17.78	0	2.28	610	$17.78	0
$23.42 - $37.18	421	$27.16	0	2.12	421	$27.16	0
$37.46 - $37.46	225	$37.46	0	0.67	225	$37.46	0
$45.21 - $45.21	25	$45.21	0	3.64	25	$45.21	0

	5,750	$8.98	$95	3.98	4,367	$10.89	$10

Options exercisable and expected to vest at December 31, 2009	5,644	$9.09	$80	3.95

        The intrinsic value represents the total pre-tax intrinsic value and is calculated as the difference between the market value as reported by NASDAQ on December 31, 2009 of $2.19 and the exercise price of the in-the-money shares. During the years ended December 31, 2009, 2008 and 2007, the total pre-tax intrinsic value of options exercised was negligible. The weighted average remaining contractual life of options exercisable was 3.54 years, and the weighted average remaining contractual life of options expected to vest was 3.95 years as of December 31, 2009.

2000 Employee Stock Purchase Plan:

        In February 2000, the Company's stockholders approved the 2000 Employee Stock Purchase Plan ("ESPP"). The purchase plan was intended to qualify as an employee stock purchase plan under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

Section 423 of the Internal Revenue Code. The stock purchase plan was administered by the Board or a committee appointed by the Board. The Company elected to terminate the ESPP program in February 2009 with an effective date of May 15, 2009. The cancellation has been accounted for as a settlement of shares for no consideration. This resulted in an immediate expense recognition of $1.2 million in the first quarter of 2009 associated with the unrecognized compensation for canceled purchase periods of the 24-month offering. The ESPP expires in March 2010.

        Employees were eligible to participate in the stock purchase plan if they were employed by the Company for more than 20 hours per week and more than five months in a calendar year. The stock purchase plan permitted eligible employees to purchase the Company's common stock through payroll deductions, not to exceed 15% of the employee's total compensation. Stock could be purchased under the plan at a price equal to 85% of the fair market value of the Company's stock on either the date of purchase or the first day of the offering period, whichever was lower.

Stock-Based Compensation

        Stock-based compensation expense for stock options is estimated at the grant date based on each option's fair value as calculated by the Black-Scholes option pricing model ("Black-Scholes model"). The Black-Scholes model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

        The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
Stock Options:	2009	2008	2007
Expected term in years	3.7	3.7	4.5
Weighted average risk-free interest rate	1.69%	2.31%	3.83%
Expected dividend rate	0.0%	0.0%	0.0%
Volatility	74%	63%	62%

	Years ended December 31,
ESPP Shares:	2009	2008	2007
Expected term in years	0	0.5 to 2.0	0.5 to 2.0
Weighted average risk-free interest rate	0.0%	1.67%	3.46%
Expected dividend rate	0.0%	0.0%	0.0%
Volatility	0%	64%	61%

        At December 31, 2009, there was approximately $8.5 million of total unrecognized compensation cost, as measured, related to non-vested stock options and restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 1.7 years. The weighted average fair value of options granted under the stock plans during the years ended December 31, 2009, 2008 and 2007 was $0.99, $1.46 and $1.64 per share, respectively.

        During the second quarter of 2009, an adjustment was made to increase the estimated forfeiture rate for equity awards of employees that are being included in the 2009 Restructuring Plan as the awards are not expected to ultimately vest. The resulting net effect of the forfeiture rate adjustment was a decrease to the Company's stock-based compensation expense for the year ended December 31, 2009 by approximately $0.4 million.

        Certain executives of the Company have employment contracts which provide for acceleration of all unvested equity awards in the event that the employee is terminated without cause. During 2009, eight executives were involuntarily terminated as part of the 2008 and 2009 Restructuring Plans. For the year ended December 31, 2009, approximately $2.8 million of unrecognized compensation costs related to the acceleration was recognized within restructuring. The 2008 stock-based compensation expense includes approximately $1.5 million resulting from award modifications related to the retirement of one of the Company's executives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

        The following table summarizes the stock-based compensation expense recognized in the Company's consolidated statement of operations:

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Cost of net sales	$662	$1,306	$697
Selling, general and administrative	7,146	15,652	7,988
Research and development	1,509	3,607	4,107
Restructuring	2,777	—	—

Total	$12,094	$20,565	$12,792

        At December 31, 2009, there was no stock-based compensation capitalized within inventory. Stock-based compensation for 2008 includes $2.5 million of charges relating to prior periods resulting from the correction of the forfeiture rate application. The impact of recording these prior-period charges on 2008 and the prior periods is not material.

NOTE 11—401(K) PLAN

        On January 1, 2000, the Company adopted the UTStarcom, Inc. 401(k) Savings Plan ("401(k) Plan"), a cash-or-deferred arrangement, which covers the Company's eligible employees who have attained the age of 21. The Company's matching contributions were suspended, effective March 1, 2009. Prior to the suspension, the Company contributed $0.50 for each dollar contributed by qualified employees to the 401(k) Plan, to a maximum of $5,500 per employee for the 2009, 2008 and 2007 plan years. The Company's matching contributions are subject to a five-year vesting schedule based upon longevity of employee service with the Company. Matching contributions were $0.5 million, $1.9 million, and $2.5 million for 2009, 2008, and 2007, respectively.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Leases

        The Company leases certain facilities under non-cancelable operating leases that expire at various dates through 2013. The minimum future lease payments under the leases at December 31, 2009 were as follows:

Operating
(in thousands)
Years ending December 31:
2010	$6,590
2011	3,456
2012	1,444
2013	545
2014	—

Total minimum lease payments	$12,035

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

        In connection with the Sale Leaseback Agreement, on February 1, 2010, the Company entered into a Lease Contract (the "Lease") with respect to the leaseback of a portion of the Hangzhou facility. The Lease becomes effective upon the closing of the sale transaction. The Lease terms require total cash payments of approximately $11.5 million in each of years 1 and 2, $13.4 million in each of years 3 and 4, and $14.2 million in each of years 5 and 6.

        Rent expense for the years ended December 31, 2009, 2008 and 2007 was $15.3 million, $17.3 million and $19.9 million, respectively.

Contractual obligations and commercial commitments

Letters of credit:

        The Company issues standby letters of credit primarily to support international sales activities outside of China and in support of purchase commitments. As of December 31, 2009, the Company has approximately $28.1 million outstanding under letters of credit, $17.6 million of which are due in less than a year and $10.5 million of which are due in one to three years. When the Company submits a bid for a sale, often the potential customer will require that the Company issue a bid bond or a standby letter of credit to demonstrate its commitment through the bid process. In addition, the Company may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees. The standby letters of credit usually expire without being drawn by the beneficiary thereof. Finally, the Company may issue commercial letters of credit in support of purchase commitments.

Purchase commitments

        The Company is obligated to purchase raw materials and work-in-process inventory under various orders from various suppliers, all of which should be fulfilled without adverse consequences material to the Company's operations or financial condition. At December 31, 2009, the Company had outstanding purchase commitments, including agreements that are cancelable without penalty, approximating $43.1 million.

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

Uncertain Tax Positions

        As of December 31, 2009, the Company had $90.6 million of gross unrecognized tax benefits. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and decrease the Company's net loss is $12.8 million. The impact on net loss reflects the gross unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $77.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

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

        On June 2, 2006, the Company and the individual defendants filed a motion to dismiss the Second Amended Complaint. On March 21, 2007, the Court granted defendants' motion and dismissed plaintiffs' Second Amended Complaint. The Court granted plaintiffs leave to file a Third Amended Complaint, which plaintiffs filed on May 25, 2007. On July 13, 2007, the Company and the individual defendants filed a motion to dismiss and a motion to strike the Third Amended Complaint. On March 14, 2008, the Court granted defendants' motion and dismissed plaintiffs' Third Amended Complaint. The Court granted plaintiffs leave to file a Fourth Amended Complaint, which plaintiffs filed on May 14, 2008. On June 13, 2008, consistent with the Court's March 14, 2008 dismissal order, the Company and the individual defendants filed objections to the form and content of the Fourth Amended Complaint. On July 24, 2008, the Court overruled the objections. On September 8, 2008, the Company and the individual defendants filed a motion to dismiss and a motion to strike certain allegations from the Fourth Amended Complaint. On March 27, 2009, the Court denied defendants' motion to dismiss and granted defendants' motion to strike. Discovery and motion practice are ongoing in this litigation. No trial date has been set.

        Plaintiffs, the Company and the individual defendants have signed a stipulation of settlement providing for the settlement of the case. Defendant Softbank is not a party to the settlement. The settlement is contingent on approval by the court. Under the terms of the settlement, the Company's and individual defendants' insurers would pay the full amount of the settlement. The Court has scheduled a preliminary approval hearing for May 10, 2010. There is no assurance that the settlement will receive court approval. Accordingly, the Company is unable at this time to estimate the effects of this lawsuit on the Company's financial position, results of operations, or cash flows.

Governmental Investigations

        In December 2005, the U.S. Embassy in Mongolia informed the Company that it had forwarded to the Department of Justice (the "DOJ") allegations that an agent of the Company's Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the "FCPA"). The Company, through its Audit Committee, authorized an independent investigation into possible violations of the FCPA, and it has been in contact with the DOJ and U.S. Securities and Exchange Commission (the "SEC") regarding the investigation. The investigation identified possible FCPA violations in Mongolia, Southeast Asia, India, and China, as well as possible violations of U.S. immigration laws. The DOJ requested that the Company voluntarily

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

produce documents related to the investigation, the SEC subpoenaed the Company for documents, and the Company received a Grand Jury Subpoena requiring the production of documents related to one aspect of the DOJ investigation, that is, travel the Company had sponsored. The Company has resolved the investigations with the DOJ and the SEC. On December 21, 2009, as part of the resolution of these investigations, the Company executed a consent pursuant to which, without admitting or denying the SEC's allegations, it agreed to a judgment in favor of the SEC of $1.5 million, and agreed to certain reporting obligations for up to four years. The SEC has approved that resolution. On December 31, 2009, the Company entered into a non-prosecution agreement with the DOJ, pursuant to which the Company has paid an additional $1.5 million and agreed to undertake a three-year reporting obligation and to review and, where appropriate, strengthen the Company's compliance, bookkeeping and internal controls standards and procedures. Under the non-prosecution agreement, subject to compliance with its terms, the DOJ has agreed not to criminally prosecute the Company for crimes (other than criminal tax violations) relating to certain travel arrangements it provided to customers in China.

Shareholder Derivative Litigation

        On November 17, 2006, a shareholder derivative complaint captioned Ernesto Espinoza v. Ying Wu et al., Case No. RG06298775, was filed against certain of the Company's current and former officers and directors in the Superior Court of the County of Alameda, California. The complaint alleges that the individual defendants, among other things, breached their duties, were unjustly enriched, and violated the California Corporations Code in connection with the timing of stock option grants. The complaint names the Company as a nominal defendant and seeks unspecified monetary damages against the individual defendants and various forms of injunctive relief. On February 2, 2007, the Company and the individual defendants filed demurrers against the complaint. On April 11, 2007, the Court sustained the individual defendants' demurrer, overruled the Company's demurrer, ordered the plaintiff to file an amended complaint, and ordered the Company to answer the original complaint. The plaintiff filed an amended complaint and the Company has filed an answer to the amended complaint. On August 21, 2007, the individual defendants filed demurrers against the amended complaint. The Court sustained the individual defendants' demurrers and ordered the plaintiff to file a second amended complaint. On September 26, 2008, plaintiff filed his second amended complaint. On November 21, 2008, the Company and the individual defendants filed demurrers against the second amended complaint. On February 27, 2009, the Court sustained the Company's demurrer and ordered the plaintiff to file a third amended complaint. On March 20, 2009, plaintiff filed his third amended complaint. On May 5, 2009, the Company and the individual defendants filed demurrers against the third amended complaint. On August 11, 2009, the Court sustained the Company's demurrer without leave to amend. On October 13, 2009, plaintiffs filed a notice of appeal.

        The parties have signed a binding Memorandum of Understanding providing for the settlement of the case. The settlement requires completion of final settlement documentation. The settlement is contingent on approval by the court. Under the terms of the settlement, the individual defendants' insurer would pay the full amount of the monetary portion of the settlement. There is no assurance that the settlement will receive court approval. Accordingly, the Company is unable at this time to estimate the effects of this lawsuit on the Company's financial position, results of operations, or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

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

        In 2007, a settlement that had been pending with the Court since 2004 was terminated by stipulation of the parties to the settlement, after a ruling by the Second Circuit Court of Appeals in six test cases in the coordinated proceeding (the action involving the Company is not one of the test cases) made it unlikely that the settlement would receive final Court approval. Plaintiffs filed amended master allegations and amended complaints in the six test cases, which the defendants in those cases moved to dismiss. In 2008, the Court largely denied the defendants' motion to dismiss the amended complaints.

        The parties have reached a global settlement of the litigation. On October 5, 2009, the Court entered an Opinion and Order granting final approval of the settlement. Under the settlement the insurers will pay the full amount of the settlement share allocated to the Company, and the Company will bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. Certain objectors have appealed the Court's October 5, 2009 order. If for any reason the settlement does not become effective, the Company believes it has meritorious defenses to the claims and intends to defend the action vigorously.

UTStarcom, Inc. v. Starent Patent Infringement Litigations

        On February 16, 2005, the Company filed a suit against Starent for patent infringement in the U.S. District Court for the Northern District of California. In the Complaint, the Company asserts that Starent infringes UTStarcom patent U.S. Reg. No. 6,829,473 through Starent's development and testing of a software upgrade for its customer's installed ST-16 Intelligent Mobile Gateways. The Company seeks, inter alia, declaratory and injunctive relief. Starent filed its answer and counterclaims, on May 31, 2005, denying the Company's allegations and seeking a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable. On June 16, 2005, the Company filed a motion to strike Starent's affirmative defense and dismiss Starent's counterclaim alleging inequitable conduct. On July 19, 2005, the parties stipulated that Starent would file an amended answer and counterclaim by July 27, 2005 and that the Company would withdraw its motion to strike. The Company withdrew its motion to strike and on July 27, 2005, Starent filed its amended answer and counterclaim. On August 10, 2005, the Company responded to Starent's amended counterclaim. In early December 2006,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

the Company filed a reissue application for the '473 patent with the United States Patent and Trademark Office. Starent has also filed for reexamination of the '473 patent. The reexamination and reissue were then consolidated. Both UTStarcom and Starent have responded to the first Office Action mailed on December 22, 2008 by the Patent and Trademark Office in the consolidated proceedings.

        On May 8, 2007, the Company filed an additional suit against Starent and sixteen individual defendants (who were all former employees of 3Com's CommWorks division, of which the Company acquired certain assets in May of 2003) in the Northern District of Illinois. The causes of action include claims for patent infringement, misappropriation of trade secrets, intentional interference with business relations and prospective economic advantage and declarations of ownership of certain patent rights. The Company seeks compensatory damages, punitive damages and injunctive relief. After the court denied the defendant's motion to dismiss the misappropriation of trade secrets claims, on August 30, 2007, Defendants answered the Company's complaint, denying the Company's allegations and asserting a number of affirmative defenses and counterclaims. The Company filed an Amended Complaint to allege additional related causes of action. Starent moved to dismiss certain causes of action of the Amended Complaint. On May 30, 2008, the Company amended its complaint to remove from suit U.S. patent 6,978,128, and to add additional factual allegations relating to all defendants in the case. On July 23, 2008, the Court dismissed the Company's trade secret and contract-based counts. The Company asked the Court to clarify that ruling and filed a motion for leave to file a Fourth Amended Complaint containing the trade secret and contract-based counts. After initially granting Defendants' motion to strike that complaint, the Court reconsidered its order and granted the Company leave to file it. The Fourth Amended Complaint has been filed. On October 14, 2008, Defendants moved to dismiss various counts of that Complaint, including again seeking to have the trade secret claims dismissed. On March 24, 2009, the Court ruled on Defendants' Motion. The Court denied Defendants' motion to dismiss the Company's trade secret claims. However, to the extent the Company's claims against Defendants for intentional interference with business relations are based on misappropriation of the Company's trade secrets, the Court partially dismissed those claims, based upon the doctrine of preemption. The Court also dismissed, as not yet ripe for adjudication, one of the patent claims brought by the Company. Finally the Court also dismissed contract-based claims and related claims against individual defendants who had previously been employed by the 3Com's CommWorks division. On March 25, 2009, the Court denied the motion of Starent co-founder Anthony Schoener to dismiss him individually based upon lack of personal jurisdiction. On April 21, 2009, Defendants answered the remaining claims against them.

        On August 27, 2008, the Company moved to dismiss Starent's counterclaims. On December 5, 2008, the Court partially granted this motion. On January 9, 2009, Starent filed amended counterclaims for non-infringement, invalidity and unenforceability of the asserted patents, tortuous interference with prospective economic advantage and trade secret misappropriation. On January 26, 2009, the Company filed an answer to the counterclaims and asserted various affirmative defenses. On April 21, 2009, in connection with Defendants' answers to the Company's claims that remained after the Court's March 24, 2009 ruling on Defendants' motion to dismiss the Fourth Amended Complaint, Starent and four of the Individual Defendants asserted counterclaims for non-infringement, invalidity and unenforceability of the asserted patents, tortuous interference with prospective economic advantage and trade secret misappropriation. On May 14, 2009 the Company filed an answer to the counterclaims and asserted various affirmative defenses.

        On June 10, 2009, the parties entered into a Stipulation whereby the Company agreed to dismiss its claims for misappropriation of trade secrets against fifteen of the eighteen Individual Defendants

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

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

        Starent filed motions for summary judgment of non-infringement of U.S. Patent 7,173,905, U.S. Patent 6,684,256, and U.S. Patent 6,765,900. Starent also filed a motion for partial summary judgment concerning the Company's trade secret claim. Starent filed a motion for summary judgment of invalidity of claim 6 of U.S. Patent 6,963,582. On September 16, 2009, the Special Master recommended to the District Court that Starent's motion for summary judgment of non-infringement of U.S. Patent 7,173,905 be granted. On September 30, 2009, the Court adopted the Special Master's recommendations and granted Starent's motion for summary judgment of non-infringement of U.S. Patent 7,173,905.

        On October 14, 2009, the parties executed a settlement agreement, pursuant to which Starent paid the Company a one time sum of $3.5 million in exchange for a perpetual royalty free license to the Company's patents, and the Company and Starent will dismiss with prejudice all claims, counterclaims and defenses asserted in these actions. The Company recorded the $3.5 million settlement as a reduction of selling, general and administrative expense in the fourth quarter of 2009.

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

NOTE 13—CREDIT RISK AND CONCENTRATION

Financial Risks:

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts and notes receivable. The Company places its temporary cash and short-term investments with several financial institutions. Approximately $197.6 million and $246.9 million of the Company's cash and cash equivalents and short-term investments were on deposit in foreign accounts at December 31, 2009 and 2008, respectively.

        The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The fair value of its investment portfolio would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short term nature of most of its investment portfolio. However, the Company's interest income can be sensitive to changes in the general level of U.S and China interest rates since the majority of its funds are invested in instruments with maturities of less than one year. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—CREDIT RISK AND CONCENTRATION (Continued)

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

Concentration of Credit Risk and Major Customers:

        Most Chinese telecommunication carriers have three levels of operations: the central headquarters level, the provincial level and the local city/county level. Both central and provincial levels are independent legal entities and have their own corporate mandate. The purchasing decision making process may take various forms for different projects and may also differ significantly from carrier to carrier. The Company groups all China customers together by province and treats each province as one customer since that is the level at which purchasing decisions are made.

        At December 31, 2009, the Company's accounts receivable balance included amounts due from China Telecom, JiangSu Branch representing approximately 11% of the total accounts receivable of the Company. At December 31, 2008, the Company's accounts receivable balance included amounts due from PCD LLC representing approximately 39% of the total accounts receivable of the Company. The following customers accounted for 10% or more of the Company's net revenues:

	For the years ended December 31,
	2009	2008	2007
PCD LLC	14%	—	—
Verizon Wireless	—	20%	22%
T-Mobile USA, Inc.	—	—	15%
Sprint Spectrum L.P.	—	12%	13%

        Sales to Verizon, T-Mobile and Sprint Spectrum L.P. were primarily from the PCD segment which was sold in July 2008, see Note 3. Approximately 18%, 16% and 17% of the Company's net sales during 2009, 2008, and 2007, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $45.7 million and $86.2 million, respectively, as of December 31, 2009 and 2008. The Company extends credit to its customers in China generally without requiring collateral. In global sales outside of China, the Company may require letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

Country Risks:

        Approximately 46%, 27% and 23% of the Company's sales for the year ended December 31, 2009, 2008, and 2007, respectively, were made in China. Accordingly, the political, economic and legal environment, as well as the general state of China's economy may influence the Company's business, financial condition and results of operations. The Company's operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—CREDIT RISK AND CONCENTRATION (Continued)

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

NOTE 14—SEGMENT REPORTING

        To align the business units with its corporate strategy to focus on core businesses, on July 1, 2008 the Company sold its Personal Communications Division ("PCD") to PCD LLC (see Note 3 of Notes to the Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K). Prior to July 1, 2008, PCD sold and supported handsets other than PAS handsets, mainly in the United States.

        Included in the Other segment were Mobile Solutions Business Unit ("MSBU") and Custom Solutions Business Unit ("CSBU"). On July 31, 2008, the Company sold MSBU which was responsible for the development, sales and service of its wireless IPCDMA/IPGSM product line. In the first quarter of 2009, the Company completed the wind-down of CSBU and the consolidation of voice messaging technology into its Multimedia Communications segment. CSBU historically had been responsible for the development, sales and service of other non-core products. The consolidation of voice messaging technology into the Multimedia Communications segment did not have a significant impact on segment net sales or gross profit. As a result of these changes the Company revised its internal reporting structure, operating segments and reporting segments.

        Effective January 1, 2009, the new reporting segments are as follows:

  •
  Multimedia Communications—Focused on development and market opportunities in IPTV solutions and Wireless infrastructure technologies.

  •
  Broadband Infrastructure—Focused on the Company's portfolio of broadband products.

  •
  Handsets—Focused on mobile phone business with continued focus on the PAS and CDMA handset market, as well as data cards markets. Handset sales to PCD LLC, which commenced after the July 1, 2008 sale of PCD, are included in this segment.

  •
  Services—Focused on providing services and support of the Company's Broadband Infrastructure and Multimedia Communications product lines.

        The Company's chief operating decision makers make financial decisions based on information they receive from their internal management system and currently evaluate the operating performance of and allocate resources to the reporting segments based on segment revenue and gross profit. Cost of sales and direct expenses in relation to production are assigned to the reporting segments. The accounting policies used in measuring segment assets and operating performance are the same as those used at the consolidated level.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT REPORTING (Continued)

        Summarized below are the Company's segment net sales, gross (loss) profit and segment margin for the years ended December 31, 2009, 2008 and 2007 based on the current reporting segment structure.

	Years Ended December 31,
	2009	% of net sales	2008	% of net sales	2007	% of net sales
	(in thousands, except percentages)
Net Sales by Segment
Multimedia Communication	$140,446	36%	$280,391	17%	$315,515	13%
Broadband Infrastructure	80,941	21%	110,862	7%	157,118	6%
Handsets	102,000	27%	287,607	18%	234,468	10%
Service	62,957	16%	57,911	3%	53,214	2%
PCD	—	—	879,588	54%	1,664,147	67%
Other	—	—	24,090	1%	42,508	2%

	$386,344	100%	$1,640,449	100%	$2,466,970	100%

	Years Ended December 31,
	2009	Gross Profit%	2008	Gross Profit%	2007	Gross Profit%
	(in thousands, except percentages)
Gross profit (loss) by Segment
Multimedia Communication	$55,150	39%	$127,112	45%	$109,706	35%
Broadband Infrastructure	2,981	4%	(3,516)	(3)%	6,512	4%
Handsets	(18,982)	(19)%	39,015	14%	76,219	33%
Service	25,830	41%	17,407	30%	8,923	17%
PCD	—	—	69,005	8%	94,215	6%
Other	—	—	12,219	51%	25,876	61%

	$64,979	17%	$261,242	16%	$321,451	13%

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Segment Margin and Operating Loss
Multimedia Communication	$14,557	$72,097	$44,975
Broadband Infrastructure	(13,260)	(28,505)	(22,785)
Handsets	(33,543)	(11,879)	24,869
Services	24,571	14,103	5,147
PCD	—	53,488	62,896
Other	—	(14,208)	(10,467)

Total segment margin	(7,675)	85,096	104,635
General and Corporate	(211,013)	(261,312)	(316,680)

Operating Loss	$(218,688)	$(176,216)	$(212,045)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT REPORTING (Continued)

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

        Sales are attributed to a geographical area based upon the location of the customer. Sales data by geographical areas are as follows:

	Years Ended December 31,
	2009	% of net sales	2008	% of net sales	2007	% of net sales
	(in thousands, except percentages)
Net Sales by Region
United States	$78,806	21%	$1,003,072	61%	$1,665,021	67%
China	177,147	46%	435,846	27%	560,548	23%
India	62,859	16%	28,166	2%	36,167	2%
Other	67,532	17%	173,365	10%	205,234	8%

	$386,344	100%	$1,640,449	100%	$2,466,970	100%

        Long-lived assets, consisting of property, plant and equipment, by geographical area are as follows:

	December 31,
	2009	2008
	(in thousands)
U.S.	$170	$627
China	129,746	172,844
Other	696	1,816

Total long-lived assets	$130,612	$175,287

NOTE 15—RELATED PARTY TRANSACTIONS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—RELATED PARTY TRANSACTIONS (Continued)

        During 2009, 2008 and 2007, the Company recognized revenue and cost of net sales for sales of telecommunications equipment and services to affiliates of Softbank as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Net sales	$23,063	$38,283	$67,792
Cost of net sales	12,873	22,518	48,747

Gross profit	$10,190	$15,765	$19,045

        Included in accounts receivable at December 31, 2009 and 2008 were $5.5 million and $9.2 million, respectively, related to these transactions.

        Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of December 31, 2009 and 2008, the Company's customer advance balance related to Softbank agreements was $0.2 million and $0.7 million, respectively. The current deferred revenue balance related to Softbank was $1.4 million and $4.0 million as of December 31, 2009 and December 31, 2008, respectively. As of December 31, 2009, the Company's noncurrent deferred revenue balance related to Softbank was $8.8 million compared to $9.2 million as of December 31, 2008.

        As of December 31, 2009, Softbank beneficially owned approximately 11% of the Company's outstanding stock.

Audiovox

        Prior to the sale of PCD on July 1, 2008, one of the Company's former officers served as a director for Audiovox Corporation ("Audiovox"). During 2008 and 2007, the Company paid approximately $0.8 million and $2.1 million, respectively, for IT services provided by Audiovox.

NOTE 16—RESTRUCTURING

Restructuring Costs

2009 Restructuring Plan

        On June 9, 2009, the Board of Directors of the Company approved a restructuring plan (the "2009 Restructuring Plan") designed to reduce the Company's operating costs. The 2009 Restructuring Plan includes a worldwide reduction in force of approximately 50% of the Company's headcount, or approximately 2,300 employees located primarily in China and the United States and, to a lesser degree, other international locations. During the year ended December 31, 2009, the Company recorded restructuring costs of approximately $40.0 million related to the 2009 Restructuring Plan. Restructuring costs for the year ended December 31, 2009 included $38.0 million for severance and benefits related to approximately 2,100 employees and $1.9 million related primarily to the estimated loss on a lease obligation which expires in 2013.

2008 Restructuring Plan

        During fiscal 2008, the Company implemented a restructuring plan (the "2008 Restructuring Plan") and recorded $13.1 million in restructuring charges primarily related to a global reduction in force

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—RESTRUCTURING (Continued)

across all functions and employee terminations at certain non-core operations which the Company was in the process of winding down. The total number of employees affected totaled approximately 750, including 350 in China, 200 in Korea and 200 in other locations including the United States. During the year ended December 31, 2009, the Company recorded restructuring costs of approximately $6.3 million related to the 2008 Restructuring Plan, net of approximately $0.5 million of reversal of charges recorded in fiscal year 2008. The costs for the year ended December 31, 2009 of $6.3 million consist primarily of severance and benefits related to the transition of certain key functions to China, the divestiture of the Company's Korea operations and lease costs related to a lease obligation which expires in fiscal year 2010.

2007 Restructuring Plan

        At December 31, 2009 the restructuring accrual for the 2007 Plan included within other liabilities of approximately $0.3 million was related to a lease obligation which expires in fiscal year 2010.

        The activity in the accrued restructuring balances related to all the plans described above was as follows for the year ended December 31, 2009:

	Balance at December 31, 2008	Restructuring Charges	Cash Payments	Non-cash Settlement of Stock-based Compensation	Balance at December 31, 2009
	(In thousands)
2009 Restructuring Plan
Workforce Reduction	$—	$38,040	$(18,704)	$(2,397)	$16,939
Lease Costs	—	1,923	(407)		1,516
Other Costs	—	13	(7)		6

Total 2009 Restructuring Plan	—	39,976	(19,118)	(2,397)	18,461
2008 Restructuring Plan
Workforce Reduction	7,976	5,348	(10,418)	(380)	2,526
Lease Costs	249	1,075	(939)		385
Other Costs	498	(108)	(360)		30

Total 2008 Restructuring Plan	8,723	6,315	(11,717)	(380)	2,941
2007 Restructuring Plan—Total Costs	788	204	(687)	—	305

Total	$9,511	$46,495	$(31,522)	$(2,777)	$21,707

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—RESTRUCTURING (Continued)

        The activity in the accrued restructuring balances related to the plans described above was as follows for the years ended December 31, 2007 and 2008:

	Balance at December 31, 2006	Restructuring Charges	Cash Payments	Balance at December 31, 2007	Restructuring Charges	Cash Payments	Balance at December 31, 2008
	(in thousands)
2008 Restructuring Plan
Workforce Reduction	$—	$—	$—	$—	$12,232	$(4,256)	$7,976
Lease Costs	—	—	—	—	329	(80)	249
Other Costs	—	—	—	—	498	—	498
2007 Restructuring Plan
Workforce Reduction	—	13,169	(11,246)	1,923	—	(1,923)	—
Lease Costs	—	1,305	(37)	1,268	—	(480)	788

Total	$—	$14,474	$(11,283)	$3,191	$13,059	$(6,739)	$9,511

        The following table shows the total amount of costs incurred by segment in connection with the restructuring programs:

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Multimedia Communications	$5,707	$1,707	$2,489
Broadband Infrastructure	2,512	508	1,127
Handsets	2,590	4,067	1,475
Services	5,899	448	1,948
Other	—	1,252	1,301

Total restructuring by segment	16,708	7,982	8,340
General and Corporate	29,787	5,077	6,134

Total restructuring	$46,495	$13,059	$14,474

        The majority of the remaining cash expenditures related to the 2009 and 2008 Restructuring Plans are expected to be paid in 2010. The remaining liabilities related to lease obligations are expected to be settled over the remaining lease term. The Company expects to incur additional restructuring charges in 2010 as it continues to execute the 2009 and 2008 Restructuring Plans. The Company continues to review its business for opportunities to reduce operating expenses and focus on executing its strategy based on core competencies and cost efficiencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—OTHER INCOME, NET

        Other income, net consists of the following:

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Gain on sale of investments	$355	$40,206	$59,471
Gain on liquidation of investment in a variable interest entity (see Note 18)	—	8,169	—
Other-than-temporary impairment of equity investments	(5,517)	(4,307)	—
Foreign exchange (losses) gains	6,256	(9,908)	4,615
Other	1,209	1,267	710

Total	$2,303	$35,427	$64,796

NOTE 18—VARIABLE INTEREST ENTITIES

TET

        In October 2008, the Company made an investment in Turnstone Environment Technologies LLC ("TET"), a Delaware limited liability company formed for the purpose of licensing and developing energy efficient renewable cooling solutions for cell towers in the telecommunications industry. In exchange for 5,180,788 Series A Preferred units representing approximately 22% of voting interest in TET and 500,000 Series A Preferred warrants at an exercise price of $0.9265 per unit and with an expiration term of 5 years, the Company contributed $4.8 million in cash. The Company currently does not have any representation on TET's board of directors nor the ability to control the management and operation decisions of TET. The operations of TET are in the development stage and the entity is actively seeking additional investors. The Company does not intend to and has no obligation to fund future losses or make additional contributions other than its initial investment. As of December 31, 2009 and 2008, TET was in effect entirely funded by the Company's initial investment as the capital contributions of the other current investors were not substantive. The Company has determined that the venture is a variable interest entity and the Company is the primary beneficiary because it is exposed to the majority of the variable interest entity's expected losses. Therefore, the Company is required to consolidate TET's financial statements under ASC 810-10-15, Variable Interest Entities Subsections. Beginning January 1, 2009, the assets, liabilities and operating results of TET were consolidated into the Company's balance sheet and statement of operations. The assets, liabilities and operating results of TET were determined to be immaterial to the Company as of December 31, 2008 and to the Company's results of operations and cash flows for the full year and the fourth quarter of 2008 and, therefore, were not consolidated. TET had no revenues and $3.9 million in expenses for the year ended December 31, 2009, of which $3.1 million relates to amortization of an acquired exclusive license to utilize solar cooling technology. The Company initially determined the appropriate amortization period for the exclusive license was to match the estimated revenue generation period from sale of products utilizing the licensed technology. In the third quarter of 2009, as a result of the delay in revenue generation, the Company changed its estimate to a systematic and rational allocation of straight-line amortization expense based on the term of the technology license. TET's operations are not considered to be integral to the Company's major operating activities. As such, all income and expenses from TET's operations, which are includable in the Company's income statement as a result

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—VARIABLE INTEREST ENTITIES (Continued)

of the application of ASC 810-10-15, Variable Interest Entities Subsections, have been classified within operating expense.

        In the fourth quarter of 2009, the Company evaluated several fourth quarter events, including the continued unsuccessful efforts of TET to secure additional funding; the continued unsuccessful efforts of TET to locate a suitable local manufacturing partner, TET's continued need to amend and extend payment due dates of the acquired exclusive license to utilize solar cooling technology and the departure of a key employee of TET. The Company determined that the combined effect of these events, as well as others, was a triggering event for an impairment analysis of TET's long-lived assets. The Company furthered determined that the estimated cash flows from TET were not sufficient to recover the carrying value of TET's net assets. As a result, the Company recorded a $0.9 million impairment charge, included within operating expense, equal to its initial cost of investment of $4.8 million less the cumulative absorbed losses to date. As of December 31, 2009, the effect of consolidating TET resulted in an immaterial impact on the consolidated balance sheet.

Other

        During the fourth quarter of 2005, the Company provided an interest free, $12.4 million loan to a party in China as seed capital for a venture organized to participate in providing technical service, networking technology and equipment to the emerging market for IPTV products in China. The loan, partially secured by an indirect ownership interest in the venture, was payable in 10 years and could be called early without penalty. As a result of the foregoing, and the fact that the venture's continuing viability was heavily dependent on the further provision of network and terminal equipment by the Company, the Company determined that the venture was a VIE and that the Company was the primary beneficiary of the venture. Therefore, the Company was required to consolidate the VIE's financial statements. The consolidation of this VIE in prior years did not have a significant impact on the Company's consolidated financial statements. In March 2008, the Company received a repayment in full of the loan's principal balance, eliminating its interest in the VIE, and resulting in reconsideration of the Company's position as the primary beneficiary. Based on this reconsideration event, management concluded the Company was no longer the primary beneficiary under FIN 46R and was no longer required to consolidate the VIE's financial statements. The Company's Consolidated Statement of Operations for the year ended December 31, 2008 includes the operating results of the VIE through February 2008, at which point the VIE was deconsolidated from the Company's financial statements. In the first quarter of 2008, the Company recorded an $8.2 million gain upon the repayment of the loan and deconsolidation that was included in other income, expense, net. As management expects continuing involvement with the ongoing entity's business as a supplier of IPTV equipment, the Company has determined the conditions for presentation as a discontinued operation were not met.

NOTE 19—SUBSEQUENT EVENTS

Strategic Investment and Changes in Management and the Board of Directors

        On February 1, 2010, the Company entered into agreements for a strategic relationship with Beijing E-town International Investment and Development Co., Ltd ("BEIID"), an investment company established by the Beijing Municipality which includes an investment of $48.5 million by BEIID and two unrelated investment funds, Elite Noble Limited and Shah Capital Opportunity Fund LP. As part of the investment, the Company will issue approximately 22 million shares of common stock at a price

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—SUBSEQUENT EVENTS (Continued)

of $2.20 per share in a private placement transaction. The Company intends to use the proceeds for working capital and general corporation purposes.

Lease Agreement

        On February 1, 2010, the Company entered into a Lease Contract (the "Lease") with respect to the leaseback of a portion of the Hangzhou facility. See Note 6.

QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three months ended December 31, 2009	Three months ended September 30, 2009	Three months ended June 30, 2009	Three months ended March 31, 2009
	(In thousands, except per share amounts)
Net sales
Products	$98,220	$53,920	$65,735	$105,512
Services	18,117	16,584	14,428	13,828

	116,337	70,504	80,163	119,340
Cost of net sales
Products	72,943	36,994	87,265	87,036
Services	8,418	9,321	8,736	10,652

Gross profit	34,976	24,189	(15,838)	21,652

Operating expenses (income):
Selling, general and administrative	26,452	33,139	26,971	54,180
Research and development	11,260	14,246	16,229	21,508
Impairment of long-lived assets	33,287	—	—	—
Restructuring	5,010	8,909	27,757	4,819
Net loss (gain) on divestitures	(432)	1,689	(1,357)	—

Total net operating expenses	75,577	57,983	69,600	80,507

Operating loss	(40,601)	(33,794)	(85,438)	(58,855)

Interest income	283	462	599	749
Interest expense	(8)	(24)	(230)	(290)
Other income (expense), net	5,644	(1,556)	5,429	(7,214)

Loss before income taxes	(34,682)	(34,912)	(79,640)	(65,610)
Income tax benefit (expense)	(4,694)	317	(4,659)	(1,824)

Net loss	(39,376)	(34,595)	(84,299)	(67,434)
Net loss attributable to noncontrolling interests	16	(15)	(16)	(1)

Net loss attributable to UTStarcom, Inc.	$(39,392)	$(34,580)	$(84,283)	$(67,433)

Net loss per share attributable to UTStarcom, Inc.—basic and diluted	$(0.31)	$(0.27)	$(0.66)	$(0.54)

QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Three months ended December 31, 2008	Three months ended September 30, 2008	Three months ended June 30, 2008	Three months ended March 31, 2008
	(In thousands, except per share amounts)
Net sales
Products	$224,358	$166,410	$616,872	$574,898
Services	16,739	14,197	15,884	11,091

	241,097	180,607	632,756	585,989
Cost of net sales
Products	200,044	113,803	539,718	485,138
Services	11,165	9,477	11,090	8,772

Gross profit	29,888	57,327	81,948	92,079

Operating expenses (income):
Selling, general and administrative	46,360	59,445	72,010	79,744
Research and development	26,634	35,971	39,286	41,400
Amortization of intangible assets	278	279	1,730	1,824
Impairment of long-lived assets	27,220	—	—	—
Restructuring	13,059	—	—	—
Net gain on divestitures	(4,327)	(3,455)	—	—

Total net operating expenses	109,224	92,240	113,026	122,968

Operating loss	(79,336)	(34,913)	(31,078)	(30,889)

Interest income	1,241	2,143	1,290	2,817
Interest expense	(465)	(446)	(3,457)	(6,071)
Other income (expense), net	(2,680)	(14,943)	(920)	53,970

Loss before income taxes	(81,240)	(48,159)	(34,165)	19,827
Income tax benefit (expense)	309	(7,791)	(4,625)	5,020

Net (loss) income	(80,931)	(55,950)	(38,790)	24,847
Net (loss) income attributable to noncontrolling interests	18	(6)	(10)	(510)

Net (loss) income attributable to UTStarcom, Inc.	$(80,949)	$(55,944)	$(38,780)	$25,357

Net loss per share attributable to UTStarcom, Inc.—basic and diluted	$(0.65)	$(0.45)	$(0.31)	$0.21

        In the first and fourth quarter of 2008, the Company identified and recorded additional contract loss reserves of $1.8 million and $1.6 million, respectively, relating to 2006 and 2007. These prior-period charges related to loss contracts resulted in an understatement of cost of sales and related understatement of net loss for 2006 and 2007. The Company also identified and recorded an additional $2.5 million charge in the fourth quarter of 2008 relating to correction of the forfeiture rate application for the stock compensation expense associated with prior periods. This prior-period charge resulted in the understatement of operating expenses and related understatement of net loss for 2006 and 2007. The impact of these prior-period charges was not material to any of the prior annual or interim period, nor was the impact of recording these charges in 2008 material to the consolidated financial statements as of and for the year ended December 31, 2008.

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

        In connection with the preparation of this annual report on Form 10-K ("Form 10-K"), the Company carried out an evaluation as of December 31, 2009 under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2009 the Company's disclosure controls and procedures were not effective because of the material weaknesses described below under "Management's Annual Report on Internal Control over Financial Reporting."

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

        Management has conducted an assessment, including testing, of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making its assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in internal control over financial reporting have been identified as of December 31, 2009.

          1.    The Company did not maintain effective controls over the recording of reserves for losses on customer contracts.    Specifically, the Company's controls did not operate effectively for an adequate period of time to ensure that costs related to reserves for losses on customer contracts were recorded in the appropriate period and that the existing loss reserves were adequate. This control deficiency resulted in an audit adjustment to the consolidated financial statements for the quarter ended March 31, 2009.

          2.    The Company did not maintain effective controls over the period-end financial reporting process.    Specifically, the Company's controls did not operate effectively to ensure the appropriate and timely analysis and monitoring of the underlying information related to its period-end financial reporting process and preparation of consolidated financial statements including the timely and complete identification and recording of unusual and non-routine transactions. This control deficiency resulted in adjustments, including audit adjustments to the consolidated financial statements for the quarter ended June 30, 2009 and for the year ended December 31, 2009.

          3.    The Company did not maintain effective controls over financial reporting related to revenue recognition.     Specifically, the Company's controls over the recording and review of its revenue and deferred revenue accounts and associated cost of sales were not adequate to ensure that the assessment of revenue recognition criteria, including criteria related to certain multiple element arrangements, was properly supported and that such accounts were accurately and completely recorded. This control deficiency resulted in adjustments, including audit adjustments, to the consolidated financial statements for the quarter ended March 31, 2009 and the year ended December 31, 2009.

        The material weaknesses described above could result in misstatement of the Company's consolidated financial statements that would result in a material misstatement to the quarterly or annual consolidated financial statements that would not be prevented or detected.

        Because of these material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers Zhong Tian CPAs Limited Company, an independent registered accounting firm, as stated in their report which appears herein.

Management's Planned Remediation Initiatives and Interim Measures

        The Company continues to make necessary changes and improvements to the overall design of its control environment to address the material weaknesses in internal control over financial reporting described above. In particular, the Company has implemented and/or plans to implement during 2010 the specific remediation initiatives described below. In addition, in connection with preparation of the 2009 annual consolidated financial statements included in this Form 10-K, the Company has undertaken the additional measures described under the subheading "Interim Measures" below to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's 2009 annual consolidated financial statements and to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management and included in this Form 10-K.

Remediation Initiatives

          1.     To remediate the material weakness described above over "The recording of reserves for losses on customer contracts," the Company transitioned the responsibility for calculating the loss contract reserves to its local project office in India in the third and further quarters of 2008, which facilitated enhanced coordination between the local business units, operations, sales and the finance team resulting in more timely and complete information available to Finance to analyze. During the third quarter of 2009, the Company finalized its assessment of additional implemented modules of its ERP system in the operation in India, which enhanced the overall monitoring and analysis of the various accounts and balances in India. Although we believe that these enhanced procedures improved the accuracy of the loss reserve calculation, they didn't operate for an adequate period of time in 2009 to ensure effective remediation as of year-end. In 2010, the Company will continue performing the current procedures and make further enhancements, if needed, to confirm full and effective remediation.

          2.     To remediate the material weakness described above over "Period-end financial reporting process" the Company added technical resources to the finance team in China in the third and fourth quarters of 2009. In 2010, the Company will continue its effort to consolidate and streamline its global close process in China, the additional technical resources will enable the Company to broaden the scope and quality of the independent reviews of underlying information related to the Company's period-end financial reporting process, to standardize the processes for such financial reviews and to ensure the reviewers analyze and monitor financial information in a consistent and thorough manner.

          3.     To remediate the material weakness described above over "internal control over financial reporting related to revenue recognition," the Company will enhance its contracts review process in order to ensure that appropriate members of management have reviewed and confirmed critical information necessary to assess the proper revenue recognition accounting. The Company will continue to assess and enhance its technical resources to broaden the scope and quality of the independent reviews of underlying information related to the revenue contracts.

Interim Measures

        Management has not yet implemented all of the measures described above under the heading "Remediation Initiatives" and/or tested them. Nevertheless, management believes the measures identified above to the extent they have been implemented, together with other measures undertaken by the Company in connection with the 2009 year end consolidated financial statement reporting process and described below, address the identified control deficiencies under "Management's Annual Report on Internal Control over Financial Reporting." These other measures include the following:

          1.     Extensive reviews of the reserves for losses on customer contracts, in India, including reviews of the inventory cost against the current cost backlog report, and reconciliation between the local cost records to the cost records at the Company's headquarters.

          2.     A variety of manual review procedures, such as an extensive review of journal entry postings into the ERP system, a thorough review of account reconciliations, including revenue and deferred revenue accounts, and a detailed review at its headquarters of trial balances including those issued from decentralized locations, to ensure the completeness and accuracy of the underlying financial information used to generate the 2009 consolidated annual financial statements.

          3.     Various reviews of the revenue contracts and associated accounting memos as well as the consolidated revenue schedules and fulfillment status reports to ensure that revenue is accurately and completely recorded.

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

Remediation of Material Weaknesses Reported in 2008

        As of December 31, 2009, the Company believes it has effectively remediated material weakness in internal control over financial reporting related to "maintaining effective controls over the appropriate matching of costs of sales with revenue" that was included in "Management's Annual Report on Internal Control over Financial Reporting" in "Item 9A—Controls and Procedures" contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

        For additional information relating to the control deficiencies that resulted in this material weakness listed above, please see the discussion under "Management's Report on Internal Control over Financial Reporting" in "Item 9A—Controls and Procedures" contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

        During 2008 and 2009, the Company developed and implemented remediation measures to address the material weakness listed above. As described in the Company's Annual Report on Form 10-K for fiscal year 2008, the remediation measures included the following:

          1.     During the first, second and third quarters of 2008, the Company implemented an upgrade to its enterprise resource planning ("ERP") system, which provided enhanced automated features and controls around the matching of cost of sales to revenue.

          2.     During the third and fourth quarters of 2009, the Company implemented reviews of two new reports which enhanced the completeness of the cost information reviewed in the Cost Backlog Report as well as the accuracy of the cost data related to orders where partial revenue is recognized.

Management's Conclusion

        Management has conducted an assessment, including testing, of the effectiveness of the Company's remediated internal control processes over financial reporting described above under "Remediation of Material Weaknesses Reported in 2008" as of December 31, 2009. In making its assessment, management used the criteria in Internal Control—Integrated Framework issued by COSO. Management believes these remediated internal control processes described above effectively mitigated, as of

December 31, 2009, the material weakness listed above under "Remediation of Material Weaknesses Reported in 2008".

Changes in Internal Control over Financial Reporting

        As discussed above under "Management's Planned Remediation Initiatives and Interim Measures" and certain of the remediated control processes under "Remediation of Material Weaknesses Reported in 2008" there were changes to the Company's internal control over financial reporting during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

        None

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding our directors, executive officers and corporate governance is incorporated by reference from the information contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders. The information regarding current executive officers found under the heading "Executive Officers of the Registrant" in Part I, Item 1 hereof is also incorporated by reference into this Item 10. Information regarding Section 16 reporting compliance is incorporated by reference from information in our Proxy Statement for the 2010 Annual Meeting of Stockholders under the section heading "Section 16(a) Beneficial Ownership Reporting Compliance." The information regarding Audit Committee members and "audit committee financial experts" is incorporated by reference to the information contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

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

ITEM 11—EXECUTIVE COMPENSATION

        Information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information relating to security ownership of certain beneficial owners and management required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information, as of December 31, 2009, with respect to compensation plans under which the Company's equity securities are authorized to be issued:

Plan Category(1)	Number of securities to be issued upon exercise/ vesting of outstanding options and restricted stock units		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	8,371,703	(2)	$8.23	(3)	13,106,608	(4)
Equity compensation plans not approved by security holders	214,280	(5)	$28.55		—	(6)

Total	8,585,983		$8.98	(3)	13,106,608

(1)
See Note 10 to the Consolidated Financial Statements for a description of the Company's equity compensation plans.

(2)
Includes shares of common stock to be issued upon exercise of options granted under our 2006 Equity Incentive Plan (the "2006 Plan"), our 1997 Stock Plan, and our 2001 Director Option Plan and 2,841,929 shares of our common stock issuable pursuant to restricted stock units under our 2006 Plan.

(3)
Because restricted stock units do not have an exercise price, the 2,841,929 shares of common stock issuable pursuant to RSUs under our 2006 Plan are not included in the calculation of weighted average exercise price.

(4)
Includes 906,440 shares of common stock to be issued upon exercise of options granted under our 2000 Employee Stock Purchase Plan and 12,200,168 shares of common stock available for issuance under our 2006 Plan.

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

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements—See Index to Consolidated Financial Statements and Financial Statement Schedules at page 87 of this Form 10-K.
	(2)	Financial Statement Schedules—See Index to Consolidated Financial Statements and Financial Statement Schedules at page 87 of this Form 10-K.

Exhibit Number		Description	Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1		Property Transfer and Leaseback Agreement, dated as of December 19, 2009, by and between UTStarcom Telecom Co., Ltd. and Zhejiang Zhongnan Construction Group Co., Ltd. (translation from Chinese).	8-K	2.1	12/24/2009

3.1		Thirteenth Amended and Restated Certificate of Incorporation of UTStarcom, Inc., as amended.	8-K	3.1	12/12/03

3.2		Second Amended and Restated Bylaws of UTStarcom, Inc., as effective June 28, 2008.	8-K	3.1	4/14/08

4.1		See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.	—	—	—

4.2		Specimen Common Stock Certificate.	S-1/A	4.1	2/7/00

4.3		Third Amended and Restated Registration Rights Agreement dated December 14, 1999.	S-1	4.2	12/20/99

4.4		Underwriting Agreement, dated January 8, 2004 between the Company and Bank of America Securities LLC, as amended on January 14, 2004.	10-K	4.7	4/15/05

4.5		Stockholder Rights Agreement, made as of February 1, 2010, by and between UTStarcom, Inc. and Beijing E-town International Investment and Development Co., Ltd.	8-K	4.1	2/4/2010

4.6		Stockholder Rights Agreement, made as of February 1, 2010, by and among UTStarcom, Inc., Elite Noble Limited and Shah Capital Opportunity Fund LP	8-K	4.2	2/4/2010

10.1		Form of Indemnification Agreement.	S-1	10.1	12/20/99

10.2	*	1997 Stock Plan, as amended, and forms of related agreements.	10-K	10.4	6/1/06

Exhibit Number		Description	Form	Incorporated by Reference From Exhibit Number	Date Filed
10.3	*	2000 Employee Stock Purchase Plan and forms of related agreements.	S-1	10.5	12/20/99

10.4	††	Land Use Right Assignment Agreement between the Administration Committee of Hangzhou Hi-Tech Industry Development Zone of Zhejiang Province of the People's Republic of China and UTStarcom, Inc. dated May 18, 2000.	10-Q	10.2	8/14/00

10.5	*	Amended 2001 Director Option Plan and forms of related agreements.	10-K	10.66	6/1/06

10.6	*	UTStarcom, Inc. 2003 Nonstatutory Stock Option Plan.	S-8	4.4	9/15/03

10.7	*	Amended and Restated Change of Control/Involuntary Termination Severance Agreement by and between Hong Liang Lu and UTStarcom, Inc., effective as of January 30, 2008.	8-K	10.1	2/5/08

10.8	†	Infrastructure Equipment License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004.	10-Q	10.97	5/10/04

10.9	†	Subscriber Unit License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004.	10-Q	10.98	5/10/04

10.10		Asset Purchase Agreement by and among Audiovox Communications Corp., Quintex Mobile Communications Corporation, Audiovox Communications Canada Co., UTStarcom, Inc., UTStarcom Canada Company and Audiovox Corporation, dated as of June 11, 2004.	10-Q	10.101	8/16/04

10.11	*	Agreement by and between Francis P. Barton and UTStarcom, Inc., dated July 29, 2005.	8-K	10.3	9/12/05

10.12	*	Form of Restricted Stock Agreement for use under the Company's 1997 Stock Plan.	8-K	10.1	9/12/05

10.13	*	Form of Director and Officer Stock Option Agreement for use under the Company's 1997 Stock Plan.	8-K	10.1	12/6/05

10.14	*	UTStarcom, Inc. 2006 Equity Incentive Plan (2006 EIP), as amended February 18, 2009.	10-K	10.14	3/2/2009

10.15	*	Form of Stock Option Award Agreement for use under 2006 Equity Incentive Plan.	10-Q	10.2	8/7/2009

10.16	*	Form of Stock Option Agreement for Directors and Officers for use under the 2006 Equity Incentive Plan.	10-Q	10.3	8/7/2009

Exhibit Number		Description	Form	Incorporated by Reference From Exhibit Number	Date Filed
10.17	*	Form of Restricted Stock Agreement for use under the 2006 EIP.	10-K	10.17	3/2/2009

10.18	*	Form of Restricted Stock Unit Agreement for use under the 2006 EIP.	10-K	10.18	3/2/2009

10.19	*	Amended and Restated Change of Control/Involuntary Termination Severance Agreement by and between Francis P. Barton and UTStarcom, Inc., effective as of January 30, 2008.	8-K	10.3	2/5/08

10.20	*	Form of Stock Option Amendment Election Form executed by key executive officers and directors.	8-K	10.1	1/4/07

10.21	*	Stock Option Amendment Election Form executed by Hong Liang Lu on December 29, 2006.	8-K	10.2	1/4/07

10.22	*	Offer Letter to Viraj Patel dated November 2, 2005.	10-Q	10.6	10/10/07

10.23	*	Offer Letter to Mark Green dated December 19, 2005.	10-Q	10.7	10/10/07

10.24	*	Employment Agreement by and between Philip Christopher and UTStarcom, Inc. dated June 11, 2004.	10-Q	10.9	10/10/07

10.25	††	Strategic Alliance Agreement by and between Pantech & Curitel Communications and UTStarcom Personal Communications LLC dated September 25, 2006.	10-Q	10.11	10/10/07

10.26	*	UTStarcom, Inc. Amended and Restated Vice President Change in Control and Involuntary Termination Severance Pay Plan.	10-Q	10.1	5/8/2009

10.27	*	UTStarcom, Inc. Amended and Restated Executive Involuntary Termination Severance Pay Plan.	10-Q	10.2	5/8/2009

10.28	*	Amended and Restated Change of Control/ Involuntary Termination Severance Agreement between UTStarcom, Inc. and Peter Blackmore, effective as of January 30, 2008.	8-K	10.2	2/5/08

10.29	*	Peter Blackmore Offer Letter as amended on October 25, 2007.	8-K	99.1	10/31/07

10.30	*	Form of Performance Share Agreement for use under the 2006 EIP.	10-K	10.33	3/2/2009

10.31	*	Form of Performance Unit Agreement for use under the 2006 EIP.	10-K	10.34	3/2/2009

Exhibit Number		Description	Form	Incorporated by Reference From Exhibit Number	Date Filed
10.32	*	Retention Agreement between the Company and Francis P. Barton dated November 30, 2007.	8-K	10.2	11/30/07

10.33		Merger Agreement, dated as of June 30, 2008, by and among UTStarcom, Inc., UTStarcom Personal Communications, LLC, Personal Communications Devices, LLC and Personal Communications Devices Holdings, LLC.	8-K	2.1	7/7/08

10.34	*	Separation Agreement and Release, dated August 28, 2008, by and between Francis P. Barton and UTStarcom, Inc.	10-Q	10.2	11/7/08

10.35	*	Amendment to Stock Option Agreements dated January 11, 2008 between the Company and Hong Liang Lu.	8-K	10.1	1/17/08

10.36	*	Amendment dated December 17, 2008 to Peter Blackmore Offer Letter.	10-K	10.41	3/2/2009

10.37	*	Amendment dated December 17, 2008 to Amended and Restated Change of Control/Involuntary Termination Severance Agreement, dated as of January 30, 2008, by and between Hong Liang Lu and UTStarcom, Inc.	10-K	10.42	3/2/2009

10.38	*	Amendment dated December 17, 2008 to Amended and Restated Change of Control/Involuntary Termination Severance Agreement, dated as of January 30, 2008, by and between Peter Blackmore and UTStarcom, Inc.	10-K	10.43	3/2/2009

10.39	*	Offer letter to Susan Marsch dated March 9, 2007.	10-K	10.44	3/2/2009

10.40	*	Letter to Susan Marsch dated June 16, 2008 regarding Restricted Cash Award.	10-K	10.45	3/2/2009

10.41	*	Amendment to Equity Awards dated December 17, 2008.	10-K	10.46	3/2/2009

10.42	*	Letter dated December 17, 2008 regarding Financial Planning Program.	10-K	10.47	3/2/2009

10.43	*	Special Bonus Letter, dated November 1, 2008 by and between Viraj Patel and UTStarcom, Inc.	10-K	10.48	3/2/2009

10.44	*	Amendment, dated December 17, 2008, to Special Bonus Letter, dated November 1, 2008 by and between Viraj Patel and UTStarcom, Inc.	10-K	10.49	3/2/2009

10.45	*	Letter to Viraj Patel dated December 7, 2007 regarding bonus and stock awards.	10-K	10.50	3/2/2009

Exhibit Number		Description	Form	Incorporated by Reference From Exhibit Number	Date Filed
10.46	*	Letter to Mark Green dated December 7, 2007 regarding bonus and stock award.	10-K	10.51	3/2/2009

10.47	*	Letter to Susan Marsch dated December 7, 2007 regarding bonus and stock award.	10-K	10.52	3/2/2009

10.48	*	Letter Agreement dated March 23, 2009 by and between UTStarcom, Inc. and Hong Liang Lu relating to temporary salary reduction.	8-K	10.1	3/25/2009

10.49	*	Letter Agreement dated March 23, 2009 by and between UTStarcom, Inc. and Peter Blackmore relating to temporary salary reduction.	8-K	10.2	3/25/2009

10.50		Settlement Agreement & Release, dated as of June 30, 2009, by and among UTStarcom, Inc., Personal Communications Devices, LLC and Personal Communications Devices Holdings, LLC.	8-K	10.1	7/2/2009

10.51	*	Offer Letter to Kenneth Luk dated November 15, 2009.	8-K	10.1	12/18/2009

10.52	*	Letter to Viraj Patel regarding transition bonus	Filed herewith

10.53		Manufacturing Agreement signed as of January 23, 2010	8-K	10.1	1/28/2010

10.54		Common Stock Purchase Agreement, made as of February 1, 2010, by and between UTStarcom, Inc. and Beijing E-town International Investment and Development Co., Ltd.	8-K	10.1	2/4/2010

10.55		Common Stock Purchase Agreement, made as of February 1, 2010, by and among UTStarcom, Inc., Elite Noble Limited and Shah Capital Opportunity Fund LP	8-K	10.2	2/4/2010

10.56		Agreement of Entry into the Zone, made as of February 1, 2010, by and between UTStarcom, Inc. and the Management Committee of Beijing Economic and Technology Development Zone (Translation from Chinese)	8-K	10.3	2/4/2010

10.57	*	Employment Offer Letter, dated February 1, 2010 from UTStarcom, Inc. to Mr. Jack Lu	8-K	10.4	2/4/2010

10.58	*	Involuntary Termination Severance Agreement, dated as of February 1, 2010, by and between UTStarcom, Inc. and Mr. Jack Lu	8-K	10.5	2/4/2010

10.59		Lease Contract dated as of February 1, 2010, by and between UTStarcom Telecom Co., Ltd. and Zhejiang Zhongnan Construction Group Co., Ltd. (translation from Chinese)	8-K/A	10.1	2/5/2010

Exhibit Number		Description	Form	Incorporated by Reference From Exhibit Number	Date Filed
10.60	*	Amendment to Employment Offer Letter dated February 22, 2010 from UTStarcom, Inc. to Ying (Jack) Lu	8-K	10.1	3/1/2010

10.61	*	Letter to Peter Blackmore dated March 4, 2010 regarding transition bonus	Filed herewith

21.1		Subsidiaries of UTStarcom Inc.	Filed herewith	—	—

23.1		Consent of Independent Registered Public Accounting Firm.	Filed herewith	—	—

24.1		Power of Attorney (included on signature page).	Filed herewith	—	—

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith	—	—

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith	—	—

32.1		Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith	—	—

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2009 to be signed on its behalf by the undersigned, thereunto duly authorized.

UTSTARCOM, INC.
Date: March 15, 2010	By:	/s/ KENNETH LUK
	Name:	Kenneth Luk
	Title:	Senior Vice President and
Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Peter Blackmore and Kenneth Luk, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ PETER BLACKMORE Peter Blackmore	Chief Executive Officer, President and Director (principal executive officer)	March 15, 2010
/s/ KENNETH LUK Kenneth Luk	Senior Vice President and Chief Financial Officer, (principal financial officer and principal accounting officer)	March 15, 2010
/s/ HONG LIANG LU Hong Liang Lu	Director	March 15, 2010
/s/ THOMAS J. TOY Thomas J. Toy	Chairman	March 15, 2010
/s/ JEFF CLARKE Jeff Clarke	Director	March 15, 2010
/s/ ALLEN LENZMEIER Allen Lenzmeier	Director	March 15, 2010
/s/ BRUCE J. RYAN Bruce J. Ryan	Director	March 15, 2010

SCHEDULE I

UTSTARCOM, INC. (UNCONSOLIDATED—PARENT COMPANY BASIS)

REGISTRANT BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$75,606	$73,771
Accounts receivable—unrelated party, net of allowances for doubtful accounts	5,848	68,063
Accounts receivable—related party	3,199	8,757
Accounts receivable—intercompany	156,926	249,071
Inventories and deferred costs	25,871	26,327
Prepaids and other current assets	15,555	29,014
Restricted cash	19,225	15,291

Total current assets	302,230	470,294
Property, plant and equipment, net	191	792
Long-term investment	7,931	17,220
Investment in affiliated companies	25,566	188,154
Non-current deferred tax asset	—	7,434
Other long-term assets	37,692	45,221

Total assets	$373,610	$729,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,931	$20,754
Accounts payable—intercompany	19,103	114,162
Income taxes payable	8,463	11,115
Customer advances	10,477	15,647
Deferred revenue	6,167	10,302
Current deferred tax liability	—	8,505
Other current liabilties	48,915	61,005

Total current liabilities	104,056	241,490
Long-term deferred revenue and other long-term liabilities	14,195	20,791

Total liabilities	118,251	262,281

Stockholders' equity:
Common stock: $.00125 par value; authorized: 750,000 shares; issued and outstanding:130,095 and 126,566 at December 31, 2009 and 2008, respectively	153	152
Additional paid-in capital	1,251,532	1,239,074
Retained earnings	(1,067,174)	(841,486)
Accumulated other comprehensive income	70,848	69,094

Total stockholders' equity	255,359	466,834

Total liabilities and stockholders' equity	$373,610	$729,115

The accompanying notes are an integral part of these financial statements.

UTSTARCOM, INC. (UNCONSOLIDATED—PARENT COMPANY BASIS)

CONDENSED INFORMATION AS TO THE RESULTS OF OPERATIONS OF THE REGISTRANT

(in thousands)

	Years ended December 31,
	2009	2008	2007
Net sales
Unrelated parties	$113,280	$214,835	$111,475
Related parties	9,535	28,702	66,600
Intercompany	30,743	75,656	86,070

	153,558	319,193	264,145
Cost of sales
Unrelated parties	97,262	118,774	101,705
Related parties	7,170	17,476	48,197
Intercompany	32,125	79,110	83,310

Gross profit	17,001	103,833	30,933

Operating expenses:
Selling, general and administrative	64,748	119,536	133,196
Research and development	32,581	39,555	26,173
Amortization of intangible assets	—	1,586	9,800
Restructuring charges	21,970	7,728	3,972
Impairment of long-lived assets	—	19,435	18,851

Total operating expenses	119,299	187,840	191,992

Operating loss	(102,298)	(84,007)	(161,059)
Interest income	653	4,649	7,418
Interest expense	(20)	(7,763)	(26,094)
Other income, net	15,939	35,651	15,026

Loss before income taxes and equity in loss of affiliated companies	(85,726)	(51,470)	(164,709)
Equity in net loss of affiliated companies	(141,748)	(102,524)	(8,845)
Income tax benefit (expense)	1,786	3,678	(22,021)

Net loss	$(225,688)	$(150,316)	$(195,575)

The accompanying notes are an integral part of these financial statements.

UTSTARCOM, INC. (UNCONSOLIDATED—PARENT COMPANY BASIS)

CONDENSED INFORMATION AS TO THE CASH FLOWS OF THE REGISTRANT

(in thousands)

	Years ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(225,688)	$(150,316)	$(195,575)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	653	9,180	17,971
Stock-based compensation expense	12,094	20,565	12,792
(Gain) loss on sale of assets	(44)	264	3,341
Net gain on long-term investment	—	—	(6,223)
Net loss (gain) on divestitures	15,044	(7,782)	(4,271)
Impairment of long-lived assets		19,435	18,851
Gain on sale of short-term investment	(355)	(40,206)	(53,709)
Impairment of long-term investments	10,317	4,307	—
Provision (recovery) for doubtful accounts	(810)	57	516
Provision for deferred cost	—	—	2,229
Deferred income taxes	(1,060)	(13,662)	10,357
Equity in (net income) loss of affiliated companies	141,748	102,524	8,845
Other	51	265	1,591
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	160,725	(60,443)	199,568
Inventories	577	95,879	(81,660)
Deferred costs	—	—	(9,726)
Other assets	5,979	(19,383)	10,063
Accounts payable	(104,882)	97,463	(36,626)
Income taxes payable	(2,652)	3,414	5,645
Customer advances	(5,170)	(40,030)	18,673
Deferred revenue	(10,376)	5,568	(514)
Other current liabilities	(13,452)	(31,188)	(6,702)

Net cash used in operating activities	(17,301)	(4,089)	(84,564)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	18	(5,018)	(12,893)
Investment in affiliates	—	(8,360)	(830)
Net proceeds from divestitures	11,508	214,051	4,271
Change in restricted cash	4,849	(8,048)	7,192
Sale of short-term investments	1,039	42,084	54,526
Other	1,488	64	3,122

Net cash provided by investing activities	18,902	234,773	55,388

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings		(274,600)	—
Other	234	(4,506)	3,930

Net cash provided by (used in) financing activities	234	(279,106)	3,930
Net increase in cash and cash equivalents	1,835	(48,422)	(25,246)
Cash and cash equivalents at beginning of period	73,771	122,193	147,439

Cash and cash equivalents at end of period	$75,606	$73,771	$122,193

The accompanying notes are an integral part of these financial statements.

UTSTARCOM, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

        UTStarcom, Inc., a Delaware corporation, is the parent company of all UTStarcom, Inc. subsidiaries. The accompanying condensed financial statements reflect the financial position, results of operations and cash flows of UTStarcom, Inc. on a separate, parent company basis. All subsidiaries of UTStarcom, Inc. are reflected as investments accounted for using the equity method. Accordingly, intercompany transactions have not been eliminated. Inventory balances at December 31, 2009 and 2008 include intercompany profit of $1.3 million and $1.8 million, respectively. There was $100 million and $150 million of cash dividends paid by its subsidiaries in China during the years ended December 31, 2008 and 2007, respectively. In February 2009, there was an additional $50 million of cash dividends paid by its subsidiaries in China. For accounting policies and other information, see the Notes to Consolidated Financial Statements included elsewhere herein.

NOTE 2—INVENTORY

        A majority of the Company's inventory as of December 31, 2009 and 2008 is finished goods.

SCHEDULE II

UTSTARCOM, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2009, 2008, and 2007

Description	Balance at beginning of the period	Charged (credited) to costs and expenses	Charged (credited) to other accounts		(Deductions) Adjustments	Balance at end of the period
	(in thousands)
Year ended December 31, 2009
Allowance for doubtful accounts	$37,359	$(6,757)	$—		$(4,537)	$26,065
Tax valuation allowance	$363,676	$112,172	$5,894	(1)	$—	$481,742
Year ended December 31, 2008
Allowance for doubtful accounts	$45,728	$(5,227)	$—		$(3,142)	$37,359
Tax valuation allowance	$342,961	$12,623	$8,092	(1)	$—	$363,676
Year ended December 31, 2007
Allowance for doubtful accounts	$53,913	$(8,652)	$—		$467	$45,728
Tax valuation allowance	$235,564	$105,455	$1,942		$—	$342,961

(1)
Charged (credited) against other comprehensive income