Form 10-K/A
period 2009-12-31
UTSTARCOM INC
filed 2010-04-27
CIK 1030471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-29661

UTSTARCOM, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1782500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1275 Harbor Bay Parkway Alameda, California	94502
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 864-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.00125 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $177,300,065 based upon the closing price of $1.63 reported for such date on The NASDAQ Stock Market, LLC. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of March 31, 2010, the registrant had 131,510,427 outstanding shares of Common Stock.

DOCUMENT INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

UTStarcom, Inc. (the “Registrant”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission for the purposes of including information required by Items 10, 11, 12, 13 and 14 of Part III relating to Directors, Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence and Principal Accountant Fees and Services, respectively (the “Part III Information”).  In order to preserve the nature and character of the disclosures as originally filed, except as specifically discussed in this Form 10-K/A, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing on March 15, 2010.  Accordingly, this Form 10-K/A should be read in conjunction with the Registrant’s subsequent filings with the Securities and Exchange Commission.  The investment by Beijing E-town International Investment and Development Co., Ltd., Elite Noble Limited and Shah Capital Opportunity Fund LP announced on February 1, 2010 has not yet closed.  As a result, the Registrant will not file its definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934 in connection with its 2010 annual meeting of stockholders, which would include the Part III Information, within 120 days of its fiscal year ended December 31, 2009, as required by General Instruction G(3) of Form 10-K.  Since the Registrant will not file its proxy statement within this period, it is amending its Annual Report on Form 10-K as set forth below to include such Part III Information.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

On February 1, 2010, the Company entered into a Common Stock Purchase Agreement (the “BEIID Agreement”) with Beijing E-town International Investment and Development Co., Ltd. (“BEIID”), and a Common Stock Purchase Agreement with Elite Noble Limited and Shah Capital Opportunity Fund LP, pursuant to which the Company will issue and sell an aggregate of 22,045,454 shares of common stock, par value $0.00125 per share for a purchase price of $2.20 per share in a private placement transaction (the “Placement”).

In connection with and as a condition to the consummation of the Placement, effective upon the closing (the “Closing”) of the Placement, the total number of directors on the Company’s board of directors (the “Board”) will be increased from six to seven, and Mr. Baichuan Du, Mr. Xiaoping Li, and Mr. William Wong will join the Board upon the Closing.  Mr. Li is the designee for BEIID, which was given the right to designate a director on the Board upon the Closing.  Messrs. Li and Wong will replace Mr. Allen Lenzmeier and Mr. Jeff Clarke, respectively, who will resign from the Board upon the Closing.

The following table sets forth biographical information as of March 31, 2010 regarding our current and proposed directors:

Name of Director	Age	Position	Director Since	Term Expires
Thomas J. Toy	55	Chairman of the Board	1995	2010
Bruce J. Ryan	66	Director	2008	2010
Peter Blackmore	63	Director, President and Chief Executive Officer	2008	2011
Allen Lenzmeier	66	Director	2005	2011
Jeff Clarke	48	Director	2005	2012
Hong Liang Lu	55	Director	1991	2012
Baichuan Du	63	Proposed Director	—	2011
Xiaoping Li	46	Proposed Director	—	2011

Name of Director	Age	Position	Director Since	Term Expires
William Wong	51	Proposed Director	—	2012
Jack Lu	47	Proposed Director, Senior Vice President and Chief Operating Officer	—	2011

Peter Blackmore has served as our Chief Executive Officer and President and as a director since July 2008, and served as our President and Chief Operating Officer from July 2007 to June 2008. From 2005 until he joined us, Mr. Blackmore served as Executive Vice President in charge of world-wide sales, marketing and technology at Unisys Corporation. Prior to joining Unisys in 2005, he served as Executive Vice President of the Customer Solutions Group at Hewlett-Packard Company from 2004 and as Executive Vice President of the Enterprise Systems Group from 2002 through 2004. From 1991 until its acquisition by Hewlett-Packard in 2002, Mr. Blackmore served in a number of senior management positions with Compaq Computer Corporation, most recently as its Executive Vice President of worldwide sales and services from 2000 through 2002. Mr. Blackmore serves on the board of MEMC Electronic Materials Inc. From March 2005 through March 2008, Mr. Blackmore served on the board of Multi-Fineline Electronix, Inc., a flexible circuit manufacturing and assembling company. Mr. Blackmore holds an M.A. in Economics from Trinity College, Cambridge, U.K. Mr. Blackmore brings experience in senior executive positions at large public technology companies and leadership skills necessary to manage a complex public company such as ours.  Upon the appointment of Jack Lu as Chief Executive Officer of the Company, Mr. Blackmore will no longer be our Chief Executive Officer.

Jeff Clarke has served as a director since January 2005. Since May 2006, Mr. Clarke has served as Chief Executive Officer and President and a director of Travelport Incorporated, a private company. From April 2004 to April 2006, Mr. Clarke served as the Chief Operating Officer of CA, Inc., a global provider of management software. From 2002 to 2004, Mr. Clarke was Executive Vice President of Hewlett-Packard Company, and prior to that he was the Chief Financial Officer of Compaq Computer Corporation.  Mr. Clarke serves as Chairman of the Board of Orbitz Worldwide, Inc. and as a director of Red Hat, Inc.  He holds a B.A. in Economics from the State University of New York at Geneseo and an M.B.A. from Northeastern University. Mr. Clarke has resigned from the Board effective upon the Closing.

Allen Lenzmeier has served as a director since March 2005. Mr. Lenzmeier has served as a director since February 2001 and the Vice Chairman of Best Buy Co. Inc. since December 2004 to February 2009. From 2002 to 2004, Mr. Lenzmeier served as the President and Chief Operating Officer of Best Buy Co. Inc. Mr. Lenzmeier served as the President of Best Buy Retail from 2001 to 2002. From 1991 to 2001 Mr. Lenzmeier served as the Executive Vice President and Chief Financial Officer of Best Buy Co. Inc. and began his employment with Best Buy in 1984. Mr. Lenzmeier serves on the board of directors of several private companies. Mr. Lenzmeier holds a B.S. from Minnesota State University Mankato. Mr. Lenzmeier has resigned from the Board effective upon the Closing.

Hong Liang Lu has served as a director since June 1991.  Mr. Lu served as President and Chief Executive Officer from June 1991 to July 2007 and as Chief Executive Officer from July 2007 to July 2008.   Mr. Lu also served as our Chairman from March 2003 to December 2006 and from July 2008 to August 2009.  In June 1991, Mr. Lu co-founded UTStarcom, Inc. under its prior name, Unitech Telecom, Inc., which subsequently acquired StarCom Network Systems, Inc. in September 1995. From 1986 through December 1990, Mr. Lu served as President and Chief Executive Officer of Kyocera Unison, a majority-owned subsidiary of Kyocera International, Inc. Mr. Lu served as President and Chief Executive Officer of Unison World, Inc., a software development company from 1983 until its merger with Kyocera in 1986. From 1979 to 1983, Mr. Lu served as Vice President and Chief Operating Officer of Unison World, Inc. Mr. Lu holds a B.S. in Civil Engineering from the University of California at Berkeley.  Mr. Lu also serves as a director of Fortinet, Inc., a network security company. Mr. Lu is a founder of the Company and brings global, technology and industry experience as well as a long history with the Company.

Bruce J. Ryan has served as a director since April 2008. Mr. Ryan is currently a private consultant. From February 1998 to November 2002, he served as Executive Vice President and Chief Financial Officer of Global Knowledge Network, a provider of information technology and computer software training programs and certifications. From 1994 to 1998, Mr. Ryan served as the Executive Vice President and Chief Financial Officer of Amdahl Corporation, a provider of information technology solutions. Mr. Ryan previously had a 25-year career at Digital Equipment Corporation, where he served in various executive positions, including Senior Vice President of the financial services, government and professional services business group. Mr. Ryan also serves as a director of KVH Industries, Inc. and two private companies.  Mr. Ryan holds a B.S. in business administration from Boston College and an M.B.A. from Suffolk University.  Mr. Ryan contributes experience in finance and internal control matters at complex public companies.

Thomas J. Toy has served as a director since February 1995 and as our Chairman since August 2009.  He served as our Lead Director from July 2008 to August 2009. Since March 1999, Mr. Toy has served as Managing Director of PacRim Venture Partners, a professional venture capital firm specializing in investments in the information technology sector. From 2005 to 2010, Mr. Toy has served as a partner of SmartForest Ventures, a professional venture firm specializing in the information technology sector. Mr. Toy has been a venture partner and advisor to ICCP Ventures since 2009. From 1987 until 1992, Mr. Toy was employed as a Vice President at Technology Funding and was a partner there from 1992 until 1999. Mr. Toy also serves as a director of White Electronic Designs Corporation, Solarfun Power Holdings and several private companies. Mr. Toy holds B.A. and M.M. degrees from Northwestern University.  Mr. Toy brings significant experience with capital markets and international business as well as a long history with the Company.

Baichuan Du has been appointed as a director effective upon the Closing.  Mr. Du served as the Deputy Chief Engineer of China State Administration of Radio, Film, and Television (“SARFT”) from 2001 to 2006.  From 1995 to 1998, Mr. Du served as the Chair of China HDTV Experts Group and from 1998 to 2009, the Vice Chairman of China Radio and TV Standardization Working Group.  He has also served as the Vice Chairman of SARFT Science and Technology Committee since 1998.   From 1999 to 2001, Mr. Du served as the President of SARFT Academy of Broadcasting Science.  From 2007 to 2009, Mr. Du served as a director of Tvia, Inc., a fabless semiconductor company listed on NASDAQ, and Mr. Du currently serves as an independent director on the board of several private companies.  Mr. Du holds bachelor and master’s degrees in fiber optic communications from Beijing University.  Mr. Du contributes experience in China and understanding of the China market and telecommunication industry.

Xiaoping Li has been appointed as a director effective upon the Closing.  Mr. Li began working to establish BEIID in October 2008 and since February 2009 when BEIID was formed, Mr. Li has served as its Executive Deputy General Manager and as a member of its Board of Directors.  Mr. Li served as Manager of Beijing Economic-Technological Investment & Development Co., Ltd., an investment company established by the Beijing Municipality, from October 2006 to October 2008.  Mr. Li was an Advisor to Ministry of Finance on international finance organization projects from July 2004 to October 2006.  Mr. Li was a senior researcher in environmental economics at Chinese Academy of Forestry from August 2001 to July 2004.  Mr. Li holds a bachelor’s degree in forestry, a master’s degree in forest economics and has completed all the course requirements to be awarded a doctorate degree in economy and management from Beijing Forestry University.  Mr. Li is the designee of BEIID which will have the right to designate one member of the Board of Directors.

William Wong has been appointed as a director effective upon the Closing.  Since January 2008, Mr. Wong has served as Managing Director of Yellow Capital Group Ltd., a consulting firm.  From February 2002 to May 2007, Mr. Wong served various roles as Senior VP, President of Cellon International, an independent mobile phone design house.  In July 2007, Mr. Wong co-founded BORQS International Holding Corp, a wireless software company.  Mr. Wong holds a B.S. in electrical engineering from Northwestern University, an M.S. in electrical engineering and M.B.A. from the University of California, Berkeley.  Mr. Wong will bring finance, technology and industry experience, in particular in the China market, to the Company.

Jack Lu has served as our Senior Vice President and Chief Operating Officer since March 2010.  Mr. Lu has been appointed our Chief Executive Officer and President effective the later date of June 30, 2010 or three months after the Closing. From August 2008 until joining UTStarcom, Mr. Lu worked as an entrepreneur seeking to establish a RMB denominated investment fund to invest in high technology companies in southwest China. From July 2007 to July 2008, Mr. Lu served as Global Co-Chief Operating Officer and General Manager of China Operations for Source Photonics, Inc., an optoelectronics components company. From September 2001 until June 2007, he served in a number of senior management positions, including most recently as President and Chief Executive Officer from January 2007 to June 2007 and Chief Operating Officer from June 2006 to December 2006, with Fiberxon Inc., an optical telecommunications components company, which was acquired by MRV Communications Inc., a communications equipment and services company, in July 2007. From 2000 until 2001, Mr. Lu served as Director of Business Strategy Development for US Business Networks Inc. (MeetChina.com), a business-to-business portal provider. From 1988 to 1998, Mr. Lu served in a number of management positions with China National Technical Import and Export Corporation, an import/export, manufacturing and consulting firm.  Mr. Lu received a B.S. in Electrical Engineering from Huazhong University of Science and Technology in China and holds an M.B.A. from the University of Southern California.  Jack Lu will contribute significant leadership, operational and sales expertise in the technology industry in China and with multinational companies operating in China.

Executive Officers

In connection with the Placement, Mr. Jack Lu was appointed as the Company’s Chief Executive Officer, effective the later of June 30, 2010 or three months following the Closing, pursuant to the terms and conditions set forth in an employment offer letter dated February 1, 2010, as amended on February 22, 2010.  Mr. Lu joined the Company as Chief Operating Officer on March 1, 2010 and is expected to serve in such position until he assumes the Chief Executive Officer position.  Upon his appointment as the Company’s Chief Executive Officer, Mr. Lu is expected to be appointed to the Board, replacing Mr. Peter Blackmore, the current Chief Executive Officer of the Company.

Our current executive officers and their ages as of March 31, 2010 are as follows:

Name	Age	Position
Peter Blackmore	63	Chief Executive Officer and President
Jack Lu	47	Senior Vice President and Chief Operating Officer
Kenneth Luk	58	Senior Vice President and Chief Financial Officer

Peter Blackmore please see Mr. Blackmore’s biography above.

Jack Lu please see Mr. Lu’s biography above.

Kenneth Luk has served as our Senior Vice President and Chief Financial Officer since December 2009.  Mr. Luk served as Chief Financial Officer for China Sunergy Company Ltd. from December 2007 to March 2009. From April 2004 until June 2007, he was Corporate Controller, Asia/Japan of Freescale Semiconductor Hong Kong Ltd., a spin-off business of Motorola. From 1990 until the business spin-off of Freescale,  Mr. Luk served in a number of positions with Motorola Semiconductor Hong Kong Ltd., most recently as its Sector Controller of Asia/Japan from March 2002 to March 2004. Prior to joining Motorola Semiconductor, Mr. Luk worked for A.S. Watson & Company Limited as Group Credit Manager from July 1985 to December 1989. Mr. Luk began his career at The Hong Kong & Shanghai Banking Corporation Ltd. in 1977. Mr. Luk received a B.A. in Economics from University of Toronto in Canada and holds a M.B.A. from York University, Ontario, Canada.  Mr. Luk brings experience as the chief financial officer of a public company operating in China.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors.

Legal Proceedings

The Company is not aware of any legal proceedings in which any director, proposed director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such Director, nominee, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. Officers, Directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The information in this section is based solely upon a review of Forms 3, 4 and 5 received by the Company.

The Company is not aware of any person who at any time during the period prior to the year ended December 31, 2009 was a director, officer, or beneficial owner of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the 2009 fiscal year.

Business Conduct Policy

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all employees including our principal executive officers. The Code of Ethics is designed to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we are required to file to the SEC and in other public communications, (iii) compliance with applicable laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or entity, and (v) accountability for adherence to the Code of Ethics.

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

Audit Committee Information

The Audit Committee of the Board is a separately-designated, standing committee of the Board of Directors and currently consists of three members of the Board of Directors, all of whom: (1) meet the criteria for “independence” set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended, and the listing standards of the NASDAQ Stock Market; (2) have not participated in the preparation of the financial statements of the Company or any of its current subsidiaries at any time during the past three years; and (3) are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. The members of the Audit Committee are Mr. Ryan, who chairs the committee, and Messrs. Lenzmeier and Toy. Mr. Ryan was appointed as a member of the Audit Committee effective April 25, 2008. The Audit Committee held 13 meetings during 2009. Messrs. Lenzmeier and Ryan have been determined by the Board to qualify as “audit committee financial experts” under applicable SEC and NASDAQ rules.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information about the material components of our executive compensation program for:

•                  Peter Blackmore, our President and Chief Executive Officer (the “CEO”);

•                  Kenneth Luk, our Senior Vice President and Chief Financial Officer (the “CFO”);

•                  Viraj Patel, our former Interim Chief Financial Officer, Vice President, Corporate Controller, and Chief Accounting Officer;

•                  Susan Marsch, our former Senior Vice President, General Counsel, Secretary, and Chief Ethics Officer;

•                  Hong Liang Lu, our former Executive Chairman (the “Chairman”); and

•                  Mark Green, our former Senior Vice President, Worldwide Human Resources and Real Estate.

We refer to these executive officers collectively as the “Named Executive Officers.”

Effective December 16, 2009, Mr. Luk was named as our Senior Vice President and Chief Financial Officer, replacing Mr. Patel, who was serving as our Interim Chief Financial Officer, Vice President, Corporate Controller, and Chief Accounting Officer.  Mr. Patel left his position as our Vice President, Corporate Controller, and Chief Accounting Officer effective February 26, 2010 in connection with our previously-announced plans to relocate certain corporate functions to China.

On February 1, 2010, we announced that Mr. Blackmore will retire as our President and Chief Executive Officer on the later to occur of (i) the date three months after the Closing as disclosed in our current report on Form 8-K filed on February 4, 2010 or (ii) June 30, 2010.

This Compensation Discussion and Analysis provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, and each compensation component that we provide.  In addition, we explain how and why the Compensation Committee of the Board of Directors (the “Compensation Committee “) arrived at specific compensation policies and decisions involving our executive officers during 2009.

Executive Compensation Philosophy

Compensation Objectives

Our executive compensation program is designed to achieve three primary objectives:

•                  Be competitive with the market to attract, retain, and motivate the caliber of talent required to drive shareholder value;

•                  Create a high-performance culture by linking rewards to performance; and

•                  Apply reward practices in a fair and consistent manner.

Compensation-Setting Process

Role of Compensation Committee

The Compensation Committee determines the form and amount of compensation for our executive officers, including the Named Executive Officers.

The Compensation Committee is responsible for:

•                  Approving and overseeing the total compensation package for our executive officers, including their base salaries, annual cash incentive awards, equity awards, perquisites, and other benefits;

•                  Reviewing and approving the corporate goals and objectives relevant to the compensation of our CEO, evaluating his performance, and determining his compensation based on this evaluation;

•                  Reviewing our CEO’s performance evaluation of our executive officers and approving compensation decisions for them; and

•                  Reviewing periodically and making recommendations to the Board of Directors regarding any equity or long-term compensation plans, and administering these plans.

In addition, before he stepped down, the Compensation Committee also reviewed and approved the corporate goals and objectives relevant to the compensation of our Executive Chairman, evaluated his performance, and determined his compensation based on that evaluation.

The Compensation Committee operates pursuant to a charter http://investorrelations.utstar.com/governance.cfm that describes its specific duties and responsibilities.

Typically, the Compensation Committee holds at least four scheduled meetings during the year and holds additional meetings periodically to review and discuss executive compensation matters.  In the first quarter of each year, typically in February, the Compensation Committee:

•                  considers adjustments to the base salaries of our executive officers;

•                  decides whether to pay bonuses to our executive officers for the prior year’s performance and, if so, the amount of any such bonuses;

•                  reviews and approves annual equity awards for our executive officers in accordance with our Equity Award Grant Policy (as defined below); and

•                  reviews the level of perquisites and other benefits provided to each executive officer.

As part of its annual compensation review, the Compensation Committee also evaluates (i) our corporate financial performance, (ii) the individual performance of each executive officer, and (iii) data about the market practices for executive compensation for positions comparable to those of each of our executive officers.  In addition, our CEO reviews and discusses with the Compensation Committee the performance and contributions of each executive officer (other than for himself).  Before he stepped down, our Executive Chairman reviewed and discussed with the Compensation Committee the performance and contributions of our CEO.  Although the Compensation Committee may discuss the performance and compensation package of our CEO with him, it meets in executive session to determine his compensation.

Role of Management

Our CEO plays a significant role in the compensation setting process.  Generally, he attends and participates in all Compensation Committee meetings (except executive sessions of the Compensation Committee or discussions involving his own compensation).  The key aspects of our CEO’s role include:

•                  evaluating executive officer and other employee performance;

•                  assisting in the establishment of corporate performance goals and objectives, and the related target levels; and

•                  recommending base salary levels and equity awards for our executive officers (other than for himself).

The Compensation Committee considers, but is not bound to and does not always accept, our CEO’s recommendations with respect to the compensation of our executive officers.  While the Compensation Committee seeks input primarily from our CEO, it also consults with other executive officers, including our Chairman and our senior human resources personnel, to obtain recommendations with respect to our compensation programs, practices, and packages for executive officers and other employees.  The Compensation Committee also has the opportunity, upon request, to meet with each executive officer to discuss his or her individual performance for the prior year.  Other than participating in an annual evaluation process with our CEO and these discussions with the Compensation Committee, the other Named Executive Officers do not play a role in their own compensation determinations.

Our Human Resources Department supports the Compensation Committee in its work by providing compensation data as requested.

Role of Compensation Consultant

The Compensation Committee has engaged Compensia, Inc., a national compensation consulting firm (“Compensia”), to advise it on executive and equity compensation matters.  Compensia reports directly to the Compensation Committee, and it has sole authority to hire, fire, and direct the firm’s work.  In 2009, Compensia performed no other work for us, other than its work for the Compensation Committee.

In 2009, Compensia assisted the Compensation Committee in updating the compensation peer group, developed compensation “tally sheets” for each Named Executive Officer, conducted a market pay assessment for each executive officer, and provided input on equity compensation and market trends.  A representative from Compensia attends meetings of the Compensation Committee upon request.

The “tally sheets” prepared by Compensia provided a comprehensive summary of each Named Executive Officer’s compensation, including:

•                  an estimate of projected compensation for 2009, including total target cash compensation and the total estimated value of equity awards, to be received by each Named Executive Officer;

•                  a summary of the intrinsic value of all outstanding vested and unvested equity awards held by each Named Executive Officer at current stock prices; and

•                  the potential payments and benefits in the event of an involuntary termination of employment or upon a change of control of the Company.

These “tally sheets” provided the Compensation Committee with context for the decisions they made concerning total direct compensation and individual compensation elements.  Although they did not necessarily drive decision-making with regard to the specific elements of our executive compensation program, the “tally sheets” enabled the Compensation Committee to assess total direct compensation and the relationship of various compensation elements to each other.  These “tally sheets” also provided context to the Compensation Committee’s views on a variety of issues, such as changes to severance plans and employment agreements, special equity awards to promote retention, or changes in long-term variable equity incentives.

Competitive Positioning of Executive Compensation

We used a group of peer companies to assess the competitiveness of the compensation practices for our executive officers in 2009.  This peer group, the data for which was obtained from publicly-available sources, was used to establish the competitive market for our CEO and CFO positions (the “Peer Group”).  Because of the difficulty in identifying comparable positions at these peer companies for our other executive officer positions, we also reviewed the data with respect to technology companies reflected in the annual Radford High Technology Executive Survey (the “Radford Survey”) to develop a sense of the competitive market for these positions The Compensation Committee compared its compensation decisions against its perspective of market practice as reflected by the Peer Group and the Radford Survey data when determining the compensation of our CEO and CFO and against the Radford Survey data when determining the compensation of our other executive officers.

For 2009, the Compensation Committee established the Peer Group to consist of the following 15 companies, which were selected on the basis of being in related businesses and having comparable revenues (between $320 million and $1.7 billion) and a comparable market capitalization (between $60 million and $660 million) to us:

ADAC Telecommunications	Harmonic, Inc.
Agilysis	Harris Stratex Networks
Avocent	Powerwave Technologies
Black Box Network Services	RF Micro Devices
Ciena	Silicon Storage Technology
CTS	Sonus Networks
Emulex, Inc.	ViaSat, Inc.
Extreme Networks, Inc.

Compensation of Named Executive Officers

We use three primary pay elements to support our compensation objectives:

•                  base salary;

•                  an annual cash incentive award; and

•                  equity awards.

Collectively, these pay elements constitute the total direct compensation opportunity of our executive officers.  In conducting its annual compensation review for 2009, the Compensation Committee was provided with an analysis of the compensation practices of the Peer Group and the technology companies reflected in the Radford Survey data.  The Compensation Committee used this analysis to compare the total direct compensation opportunities of our executive officers against the competitive market for executive talent (which the Compensation Committee believed was between approximately the median and the 75th percentile of the Peer Group).  The Compensation Committee determined that, to attract and retain qualified executive officers to manage our business in the current environment, it would be necessary to offer total direct compensation opportunities at levels that were consistent with the competitive market.

The Compensation Committee set the target total direct compensation opportunities for our executive officers relative to the competitive market as reflected in the Peer Group for comparable positions.  Ultimately, and consistent with our “pay-for-performance” philosophy, the actual compensation earned by our executives officers is based on actual corporate and individual performance.  This result is enhanced by the Compensation Committee’s decision to weight the majority of our executive officers’ total direct compensation towards variable, or “at-risk,” pay elements, which are designed to provide our executive officers with above-market total compensation only to the extent that our corporate and individual performance objectives have been achieved or exceeded.

Notwithstanding our “pay-for-performance” philosophy, our continuing lack of profitability has increased the Compensation Committee’s concern about our ability to attract and retain qualified executive officers to lead our return to profitability.  As a result, the Compensation Committee also took into consideration recruiting and retention concerns in setting executive compensation levels in 2009.

Base Salary

Base salary is the primary fixed compensation in our executive compensation program and is used to attract, motivate, and retain highly qualified executive officers.  An individual’s initial base salary is determined by his or her levels of expertise, experience and responsibility, as well as the competitive market as reflected in the Peer Group.  Annual base salary increases, if any, are a reflection of the executive officer’s performance for the preceding year, anticipated future contributions, and pay level relative to similar positions in the Peer Group (as it may be revised from time to time).  We also take into consideration internal equity with respect to the entire executive team.

In February 2009, after consideration of corporate and individual performance, as well as a review of competitive market practices for executive compensation within the Peer Group, the Compensation Committee determined that it would make no adjustments to the base salaries for any of our executive officers, including the Named Executive Officers, for 2009.

In March 2009, our CEO and our Executive Chairman agreed to voluntary and temporary base salary reductions of 20% for a one-year period.  Notwithstanding this base salary reduction, each Named Executive Officer’s base salary, as in effect immediately prior to this reduction, was deemed and continued to be his base salary for all other purposes under our benefit and personnel plans, programs, and policies, including, without limitation, bonuses, equity awards, severance payments, change in control payments, and any other benefits.

Annual Cash Incentive Awards (“Bonus”)

Consistent with our “pay-for-performance” philosophy, we offer annual cash incentive awards to our executive officers, including the Named Executive Officers, based on their performance against one or more pre-established corporate and individual performance objectives.

Target Award Opportunities

During 2009, each of our executive officers, including the Named Executive Officers (with the exception of Mr. Luk) was eligible to earn an annual cash incentive award equal to a specific percentage of his or her base salary.  These amounts, which were unchanged from 2008 levels, were as follows:

Named Executive Officer	Target Annual Cash Incentive Award Opportunity (as a percentage of base salary)
Peter Blackmore	100%
Kenneth Luk	*
Viraj Patel	50%
Susan Marsch	50%
Hong Liang Lu	100%
Mark Green	65%

*                 Mr. Luk’s target annual cash incentive award opportunity was established when he joined us in December 2009.  Accordingly, he was not eligible to earn an annual cash incentive award in 2009.

Corporate Performance Objectives

In April 2009, the Compensation Committee, based on the recommendations of our CEO, established and approved the corporate performance objectives for the first half of 2009 for the annual cash incentive awards.  These corporate performance objectives involved achieving a specified improvement in operating income (adjusted for certain one-time costs) as well as bookings and collections targets for the first two fiscal quarters of 2009.  The Compensation Committee believed that encouraging our executive officers to focus their efforts on these objectives would enable us to attain the financial performance reflected in our operating plan for the first half of 2009.  The Compensation Committee further believed that the attainment of the target levels established for each of these corporate performance metrics were realistic but not easily achieved, and, therefore, would drive the achievement of our short-term financial goals.

The corporate performance objectives for first half of 2009 as approved by the Compensation Committee were as follows:

Corporate Performance Metric	Threshold (75%) Performance (in millions)		Target (100%) Performance (in millions)	Maximum (125%) Performance (in millions)		Weighting
Operating Income		*	$(82.8)	$(62.	1)	1/3
Bookings	$260.	55	$347.4	$434.	5	1/3
Collections	$244.	875	$326.5	$408.	125	1/3

*                 The Compensation Committee determined that there would be no payout with respect to any of the corporate performance objectives if the target performance level for the operating income performance objective was not achieved.

In the case of the corporate performance objectives, if target performance for a metric was achieved, 100% of the target award payout opportunity applicable to that metric was payable.  If threshold performance was not achieved, none of the target award payout opportunity applicable to that metric was payable.  If threshold performance for that metric was achieved, 75% of the target award payout opportunity applicable to that metric was payable.  If maximum performance for that metric was achieved or exceeded, 125% of the target award payout opportunity applicable to that metric was payable.  For performance between the specified threshold, target, and maximum levels, an interpolated multiplier was used to calculate the amount payable with respect to each metric.

In October 2009, the Compensation Committee, based on the recommendations of our CEO, established and approved the corporate performance objectives for the second half of 2009 for the annual cash incentive awards.  These corporate performance objectives were similar to the objectives established for the first half of 2009, as we worked to improve our overall financial performance for the year.  The Compensation Committee believed that the attainment of the target levels established for each of these corporate performance metrics were realistic but not easily achieved, and, therefore, would drive the achievement of our short-term financial goals.

The corporate performance objectives for second half of 2009 as approved by the Compensation Committee were as follows:

Corporate Performance Metric	Threshold (75%) Performance (in millions)	Target (100%) Performance (in millions)	Maximum (125%) Performance (in millions)	Weighting
Operating Income	$(48.75)	$(39)	$(29.25)	1/3
Bookings	$167.25	$223	$278.75	1/3
Collections	$156	$208	$260	1/3

In the case of the corporate performance objectives, if target performance for a metric was achieved, 100% of the target award payout opportunity applicable to that metric was payable.  If threshold performance was not achieved, none of the target award payout opportunity applicable to that metric was payable.  If threshold performance for that metric was achieved, 75% of the target award payout opportunity applicable to that metric was payable.  If maximum performance for that metric was achieved or exceeded, 125% of the target award payout opportunity applicable to that metric was payable.  For performance between the specified threshold, target, and maximum levels, an interpolated multiplier was used to calculate the amount payable with respect to each metric.

Even if the target corporate performance objectives were achieved in full, the Compensation Committee reserved the right, in its sole discretion, to decrease the award payout applicable to that metric.  Similarly, the Compensation Committee retained the right, in its sole discretion, to make award payouts for any corporate performance metric or metrics in the event that significant and unanticipated external events prevented us from meeting one or more pre-established corporate performance objectives.

Individual Performance Objectives

The individual performance objectives for our executive officers, with the exception of our Executive Chairman, were jointly developed by each executive officer and our CEO.  These individual performance objectives varied from individual to individual, depending on his or her role and responsibilities.  Typically, these individual performance objectives included, for example, quantitative and qualitative goals for corporate acquisitions and divestitures, compliance, technology innovations, customer relations, improving market position, and cost management.  These individual performance objectives were then reviewed and approved by the Compensation Committee.

As with the corporate performance objectives, award payouts could range from 0% to 125% of target performance levels, depending on the degree to which each individual performance objective was met.

Award Weightings

For our CEO, 50% of his target annual cash incentive award opportunity was to be based on the corporate performance objectives described above and 50% was to be based on the completion of several strategic/operational initiatives (including a successful strategy review with the Board of Directors, successful execution of identified divestitures, compliance, benchmarking costs for business functions, and setting the ethics tone for the organization).

For our Executive Chairman, 50% of his target annual cash incentive award opportunity was to be based on the corporate performance objectives described above; and 50% was to be based on the completion of several strategic/operational initiatives (including a successful strategy review with the Board of Directors, successful execution of identified divestitures, identifying new business opportunities and setting the ethics tone for the organization).

For Ms. Marsch, 50% of her target annual cash incentive award opportunity was to be based on the corporate performance objectives described above and departmental expense results and 50% was to be based on the completion of several strategic/operational initiatives (including expanding awareness and compliance with code of conduct and ethics, reducing costs, aligning our intellectual property portfolio, and setting the ethics tone for the organization).

For Mr. Patel, 55% of his target annual cash incentive award opportunity was to be based on the corporate performance objectives described above and departmental expense results and 45% was to be based on the completion of several strategic/operational initiatives (including timely filings, compliance, and benchmarking departmental costs).

For Mr. Green, 50% of his target annual cash incentive award opportunity was to be based on the corporate performance objectives described above and department expense results and 50% was to be based on the completion of several strategic/operational initiatives (including leadership development, strategic staffing, supporting organizational evolution and restructuring, and setting the ethics tone for the organization).

Award Decisions

After the end of the year, each executive officer’s performance against his or her individual performance objectives was assessed by our CEO.  Our CEO then made recommendations to the Compensation Committee as to the payout for this individual performance component for each executive officer (other than for himself).  While the Compensation Committee considered these recommendations in making award payouts, it determined the payouts for each executive officer based on its own evaluation of his or her performance, and its consideration of various subjective factors, such as its consideration of our “pay-for-performance” philosophy as well as recruiting and retention concerns.

Based on these considerations, the Compensation Committee determined the following annual cash incentive awards for the Named Executive Officers:

Named Executive Officer	Annual Cash Incentive Award
Peter Blackmore	$529,600
Kenneth Luk	*
Viraj Patel	$90,668
Susan Marsch	**
Hong Liang Lu	**
Mark Green	**

*                 Mr. Luk’s target annual cash incentive award opportunity was established when he joined us in December 2009.  Accordingly, he was not eligible to earn an annual cash incentive award in 2009.

**          Messrs. Lu and Green and Ms. Marsch left the company prior to the end of 2009.  Accordingly, the Compensation Committee did not award them an annual cash incentive award for 2009.

Equity Awards

Equity compensation is a significant component of our executive compensation program.  We believe this is an effective way to align the interests of our executive officers with those of our stockholders to increase long-term stockholder value.  In designing our equity program, we take into account stockholder concerns about share usage and dilution.  The Compensation Committee limits annual net issuances of stock-based awards, subject to extraordinary events (for example, acquisitions).  The Compensation Committee adjusts this target rate each year based on performance and retention objectives, taking into account market practices.

In February 2009, the Compensation Committee granted our executive officers, including the Named Executive Officers, restricted stock unit awards, in the amounts set forth below.  While some of these awards are subject to service-based vesting (as noted below), the majority of the awards are subject to performance-based vesting requirements.  Generally, the performance criteria for these equity awards are the same as the criteria discussed above for the 2009 annual cash incentive awards.  The actual number of shares to be earned by each executive officer with respect to his or her performance-based RSU award was to be determined by the Compensation Committee at the end of 2009, based on each executive officer’s actual performance as measured against these performance criteria.

Named Executive Officer	Award Type	Number of Shares (Service- Based)*	Target Number of Shares (Performance- Based)**
Peter Blackmore	RSU	112,364
	RSU		224,727
Hong Liang Lu	RSU	88,061
	RSU		176,121
Viraj Patel	RSU	18,646
	RSU		37,293
Susan Marsch	RSU	33,333
	RSU		66,667
Mark Green	RSU	60,889
	RSU		121,778

*                 The service-based RSU awards vest over four years as follows: 25% on each of February 26, 2010, February 28, 2011, February 29, 2012, and February 28, 2013, subject to the Named Executive Officer remaining a service provider through each such date.

**          The performance-based RSU awards, if earned, vest as follows: 50% of the earned amount will vest on each of February 26, 2010 and February 28, 2011, provided that the Named Executive Officer remains a service provider through each such date.

In making these equity awards, the Compensation Committee reviewed and approved Compensia’s proposed adjustments to its analysis of the competitive market as reflected by the Peer Group to reflect both the lag in current market data on equity awards as a result of the global economic recession and the significant reduction in our revenues resulting from the divestiture of our Personal Communications Division and other non-core businesses over the preceding 12 months.  To account for these factors, the market value of the equity awards reported by the Peer Group was reduced by an amount equal to the median stock price decline (57%) of the Peer Group.

In February 2010, the Compensation Committee determined the actual number of shares earned by the Named Executive Officers identified below from their restricted stock unit awards granted in February 2009 based on an evaluation of their performance against the pre-established objectives for the year, as follows:

Named Executive Officer	Target Number of Shares Covered by RSU Granted in February 2009	Actual Number of Shares Earned From RSU as determined in February 2010	Shares Earned as a Percentage of Target Shares Granted
Peter Blackmore	224,727	148,769	66.2%
Viraj Patel	37,293	37,293	100%

In determining the number of shares earned by Mr. Patel, the Compensation Committee recognized his performance in various transition activities, including his work following his originally targeted employment termination date at the end of 2009.  Pursuant to our severance arrangements with Mr. Patel, all of his outstanding equity awards fully vested and became exercisable upon his termination of employment effective February 26, 2010.

Employment of Mr. Luk

On December 16, 2009, Mr. Luk was named our Senior Vice President and Chief Financial Officer.  The terms and conditions of his employment were set forth in a written offer letter.  The negotiation of the terms of his employment was undertaken by our CEO, reviewed and recommended for approval by the Compensation Committee, and approved by the Board of Directors.  For a summary of the material terms and conditions of his employment arrangements, see “Employment Contracts and Severance Agreements with Named Executive Officers” in this Amendment No. 1.

In filling this position, the Compensation Committee was aware that it would be necessary to recruit a candidate from outside our company with the requisite experience and skills.  In addition, the Compensation Committee recognized that a competitive compensation package would have to contain a financial inducement sufficient to motivate the candidate to accept an employment offer over any competing offers and to relocate to our offices to Hangzhou, China, and, at the same time, reflect the customary elements of compensation packages for executives in China.  These factors influenced the development of a compensation package that, in the aggregate, was at the 50% percentile of the market range, even though individual compensation elements were either above or below the median. At the same time, the Compensation Committee was sensitive to the need to integrate a new senior executive into the executive compensation structure that it was seeking to develop, balancing both competitive and internal equity considerations.

In retaining Mr. Luk, the Compensation Committee recommended, and the Board of Directors approved, that he receive (the US dollar amount provided in the parenthesis are for references only and the conversion rate used is the middle rate of 6.8282 RMB yuan per US dollar as of the end of day on December 31, 2009 as published by the Bank of China):

•                  an initial annual base salary of RMB 2,500,000 (approximately $366,129);

•                  a signing bonus of RMB 340,800 (approximately $49,911);

•                  an annual cash incentive award opportunity equal to 50% of his annual base salary, based upon the achievement of corporate and individual performance goals (for 2010, a minimum of 80% of his annual cash incentive award opportunity is guaranteed);

•                  a restricted stock award of 300,000 shares, with a three-year vesting schedule, subject to his continuing to provide services to us through each applicable vesting date;

•                  financial planning services reimbursement of up to RMB 34,100 (approximately $4,994) per year; and

•                  certain expatriation benefits, including an apartment in Hangzhou, China with monthly rental not exceeding RMB 20,450 (approximately $2,995) per month, relocation assistance of up to RMB 102,250 (approximately $14,975), one round-trip airfare per quarter to Hong Kong, tax equalization payments of RMB 22,720 (approximately $3,327), and automobile and driver assistance.

In addition, Mr. Luk is eligible for coverage under our medical, dental, and vision plans for expatriate employees and to participate in the Executive Involuntary Termination Severance Pay Plan.

Perquisites and Other Benefits

We provide medical and other benefits to our executive officers that are generally available to other full-time employees, including disability and group term life insurance, expatriate remuneration for employees who are assigned overseas and who qualify under the terms of our expatriate remuneration plan, tuition reimbursement, and a Section 401(k) plan.

We also provide the Named Executive Officers and certain other executive officers with certain perquisites and other personal benefits, including financial planning services, tax assistance payments in connection with our tax equalization policy whereby we provide qualified employees with tax assistance to mitigate the tax differential arising from an employee’s international work assignment, business travel accident insurance, a housing allowance, car/transportation allowances, and a relocation allowance for certain executive officers who have been asked to relocate to conduct business on our behalf, and disability insurance.  The Compensation Committee believes that such perquisites and personal benefits are necessary to successfully compete for executive talent, particularly in China where they are often a customary part of executive compensation packages.

The Compensation Committee reviews the perquisites and other benefits provided to our executive officers as part of its overall review of executive compensation.  The Compensation Committee has determined the type and amount paid in perquisites to be within the appropriate range of competitive compensation practices.  For information about the perquisites and other personal benefits provided to the Named Executive Officers in 2009, see “Summary Compensation Table” of this Amendment No. 1.

Section 401(k) Plan

We have established a tax-qualified Section 401(k) retirement savings plan for our employees, including the Named Executive Officers, who satisfy certain eligibility requirements.  Under this plan, participants may elect to make pre-tax contributions of up to 100% of their current compensation, not to exceed the applicable statutory income tax limitation, which was $16,500 in 2009.  We intend for the plan to qualify under Section 401(a) of the Internal Revenue Code so that contributions by participants to the plan, and income earned on plan contributions, are not taxable to participants until withdrawn from the plan.

In February 2009, the Compensation Committee determined that, in view of the global economic recession and our projected operating performance, it was in the best interests of our stockholders to suspend employer matching contributions on behalf of eligible participants in our Section 401(k) plan.  This decision took effect March 1, 2009.

Employee Stock Purchase Plan

In February 2009, the Compensation Committee determined that, in view of the global economic recession and our projected operating performance, it was in the best interests of our stockholders to suspend the operation of our Employee Stock Purchase Plan (the “ESPP”).  Consequently, the ESPP offering periods then in effect terminated on May 14, 2009.  The ESPP remained suspended during the remainder of 2009.

Post-Employment Compensation

We have change in control and involuntary termination severance agreements in place with certain of the Named Executive Officers and an Executive Involuntary Termination Severance Pay Plan for the other Named Executive Officers.  For a summary of the material terms of these arrangements, see “Potential Payments Upon Termination and Change on Control” of this Amendment No. 1.

The Compensation Committee believes that these arrangements are in the best interests of our stockholders.  As with any public company, the possibility of a corporate transaction involving a change in control exists for us.  Such a change in control typically means a degree of ambiguity for executives about the continuity of their employment.  The Compensation Committee believes these arrangements help to ensure that our executive officers will remain focused on, and committed to, the interests of the business throughout the process of exploring and/or executing a transaction that may result in a change in control.

Other Compensation Policies

Equity Grant Policy

The Compensation Committee has adopted the UTStarcom, Inc. Equity Award Grant Policy and Procedures (the “Equity Award Grant Policy”).  Under the Equity Award Grant Policy, equity awards for our executive officers are considered and approved as follows:

•                  All equity awards for our executive officers are to be approved by the Compensation Committee;

•                  The Compensation Committee will use its best efforts to approve equity awards at a duly-called meeting, and awards will be made by unanimous written consent only if meetings are unable to be held;

•                  The date of grant of any equity award will be the last trading day in the month in which the Compensation Committee approves the award; and

•                  For purposes of equity awards that are to be granted at the fair market value of our common stock, “fair market value” will be the closing sales price per share of our common stock on the date of grant.

Typically, meetings of the Compensation Committee to consider the approval of annual focal equity awards to our executive officers are held during the last two weeks of February of each year.  In addition, meetings of the Compensation Committee may be held at any time to consider the approval of equity awards for new executive officers (including new executive officers resulting from either new hires or promotions), but these equity awards will be effective as of the last trading day in the month in which the Compensation Committee approved the award.

Burn Rate Policy

The Board of Directors has adopted a burn rate policy committing us to limit the number of shares of our common stock that we may use for equity compensation during fiscal years 2008, 2009 and 2010.  For this three-year period, the policy limits the number of shares that we grant subject to equity awards to an average of 4.80% of our outstanding common stock.  Thus, while we may exceed the 4.80% burn rate in a given year, the policy requires that our three-year average not exceed 4.80%.  Awards that are settled in cash, awards issued under the ESPP, awards assumed in acquisitions, and any awards granted in connection with our stock option exchange program are excluded from this burn rate calculation.  For purposes of this calculation, each share subject to a full value award (such as a restricted stock unit, performance share, performance unit, and any other award that does not have an exercise price per share equal to the per share fair market value of our common stock on the grant date) will be counted as 1.5 shares.

Stock Ownership Guidelines

We maintain stock ownership guidelines (the “Guidelines”) for certain of our executive officers and our non-employee directors.  Each executive officer and non-employee director is expected to acquire and hold the number of shares of our common stock specified below before the later of (i) January 1, 2010 or (ii) four years after the date of an executive officer’s appointment to such position or a non-employee director’s appointment to the Board of Directors.

Position	Minimum Share Ownership Requirement
President and Chief Executive Officer	50,000
Executive Vice Presidents	25,000
Senior Vice Presidents/Division Presidents	10,000
Non-Employee Directors	10,000

We review compliance with the Guidelines annually.  Failure to comply with the Guidelines may result in a reduction in future long-term incentive awards and/or payment of future annual and/or long-term incentive payouts made in the form of shares of our common stock.  The Nominating and Corporate Governance Committee has the discretion to waive the Guidelines if compliance would create severe personal hardship for an executive officer or non-employee director or prevent an executive officer or non-employee director from complying with a court order.  The Nominating and Governance Committee expects that such instances will be rare.  All executive officers subject to the Guidelines currently satisfy the Guidelines.

Tax and Accounting Considerations

Section 162(m)

Section 162(m) of the Internal Revenue Code limits the ability of public companies to deduct compensation paid to certain senior executive officers in excess of $1 million per year, but excludes from this limitation certain types of compensation, including “performance-based compensation,” provided that certain requirements are met.  The Compensation Committee takes compliance with Section 162(m) into account when making compensation decisions and retains the discretion to pay compensation that is not fully deductible.  While stock options granted under our 1997 Stock Plan did not meet the requirements of Section 162(m), equity awards granted under our 2006 Plan, which was approved by our stockholders, are able to meet the requirements of the “performance-based compensation” exception of Section 162(m).

Section 409A

Section 409A of the Internal Revenue Code imposes significant additional taxes in the event that an executive officer, director, or other service provider receives “deferred compensation” that does not satisfy the restrictive conditions of the provision.  Although we did not have a traditional nonqualified deferred compensation plan in place during 2009, Section 409A applies to certain equity awards and severance arrangements.  Consequently, to assist our executive officers and other service providers in avoiding additional tax under Section 409A, we believe that we have structured our equity awards and severance arrangements in a manner intended to either avoid the application of Section 409A or, to the extent doing so is not possible, comply with the applicable Section 409A conditions.

Accounting for Stock-Based Compensation

We follow Financial Accounting Standards Board Accounting Standards Codification Topic No. 718 (“ASC Topic 718”) for our stock-based compensation awards.   ASC Topic 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions.  This calculation is performed for accounting purposes and reported in the compensation tables below, even though recipients may never realize this amount from their awards.  ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award.

Summary Compensation Table

The following table presents information concerning the total compensation of the individuals who served as the Company’s CEO, CFO and other Named Executive Officers during 2009. No disclosure is provided for 2008 and 2007 for those persons who were not Named Executive Officers in 2008 and/or 2007.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)(1)		Stock Awards ($)(2)		Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Peter Blackmore	2009	676,667		529,600		245,133	(5)	0	529,600	5,802	(15)	1,986,802
Chief Executive Officer	2008	800,000		0		1,461,390	(6)	0	0	802	(16)	2,262,192
	2007	400,000		500,000	(4)	4,000,000		1,200,000	0	0		6,100,000
Kenneth Luk	2009	14,763	(17)	49,911	(17)	657,000		0	0	18,302	(18)	739,976
SVP, CFO
Viraj Patel *	2009	288,750		90,668		40,678	(7)	0	90,668	3,252	(19)	514,016
Form Interim CFO /VP, CAO & Corporate Controller	2008	286,458		115,001		253,800	(8)	0	0	8,252	(20)	663,511
Susan Marsch **	2009	330,000		0		72,720	(9)	0	0	953,281	(21)	1,356,001
Former SVP, General Counsel, Secretary & Chief Ethics Officer
Hong Liang Lu ***	2009	385,417		0		192,114	(10)	0	0	2,574,615	(22)	3,152,146
Former Executive Chairman	2008	700,000		0		1,225,999	(11)	0	0	550,347	(23)	2,476,346
	2007	700,000		0		1,617,124	(12)	0	0	198,567	(24)	2,515,691
Mark Green ****	2009	338,288		0		132,836	(13)	0	0	655,993	(25)	1,127,117
Former SVP, Global HR & Real Estate	2008	364,583		216,466		465,300	(14)	0	0	14,601	(26)	1,060,950

*	Viraj Patel left his position as Chief Accounting Officer and Corporate Controller on February 26, 2010.

**	Susan Marsch left her position as SVP, General Counsel, Secretary and Chief Ethics Officer on December 31, 2009.

***	Hong Liang Lu left his position as Executive Chairman on August 3, 2009.

****	Mark Green left his position as SVP, Global HR & Real Estate on December 1, 2009.

(1)	The amounts reported in this column represent the dollar value of bonuses earned by the Named Executive Officers during the covered fiscal year, regardless of when such bonuses were actually paid.

(2)

The amounts reported in this column represent the aggregate value of the stock awards granted to the Named Executive Officers during 2009, 2008 and 2007, based upon their grant date fair value, as determined in accordance with the share-based payment accounting guidance under ASC Topic 718. The value of the stock awards reported for 2008 and 2007 have been revised from prior years’ proxy disclosure to reflect their grant date fair value in accordance with the revised SEC disclosure requirements relating to such awards. In addition to service-based RSU awards, each of the Named Executive Officers, with the exception of Mr. Luk, received performance-based RSU awards during 2009. The performance-based RSU awards are reflected in this column at their grant date fair value based on the probable outcome of the underlying performance conditions, measured as of the date of grant. Additional information regarding these RSU awards can be found in the 2009 Grants of Plan-Based Awards Table and additional information regarding outstanding stock awards can be found in the Outstanding Equity Awards at 2009 Fiscal Year-End Table.

(3)

The amounts reported in this column represent the value of a stock option granted to Mr. Blackmore upon joining the Company in 2007, based upon its grant date fair market value, as determined in accordance with the share-based payment accounting guidance under ASC Topic 718. A discussion of the valuation assumptions used for purposes of calculating the grant date fair value of this stock option is included under Note 14 to our 2007 Consolidated Financial Statements that are part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The value of the stock option reported for 2007 has been revised from the prior year proxy disclosure to reflect its grant date fair value in accordance with the revised SEC disclosure requirements relating to such awards. Additional information regarding outstanding stock options can be found in the Outstanding Equity Awards at 2009 Fiscal Year-End Table.

(4)

The amount reported includes a $100,000 signing bonus paid in connection with Mr. Blackmore’s initial employment and a $400,000 guaranteed bonus paid in accordance with the terms of his employment agreement. Please see the section of this Amendment No. 1 entitled “Employment Contracts and Severance Agreements with Named Executive Officers” for a summary of the terms and conditions of the employment agreement with Mr. Blackmore.

(5)

The amount reported includes the grant date probable value of $131,645 for performance-based RSU awards. The value of the maximum potential payout for such performance-based RSU awards was $226,974 and the value of the awards granted was $226,974.

(6)

The amount reported includes the grant date probable value of $407,490 for performance-based RSU awards. The value of the maximum potential payout for such performance-based RSU awards was $479,400 and the value of the awards granted was $479,400.

(7)

The amount reported includes the grant date probable value of $21,846 for performance-based RSU awards. The value of the maximum potential payout for such performance-based RSU awards was $37,666 and the value of the awards granted was $37,666.

(8)

The amount reported includes the grant date probable value of $169,200 for performance-based RSU awards. The value of the maximum potential payout for such performance-based RSU awards was $169,200 and the value of the awards granted was $169,200.

(9)

The amount reported includes the grant date probable value of $39,054 for performance-based RSU awards. The value of the maximum potential payout for such performance-based RSU awards was $67,334 and the value of the awards granted was $67,334.

(10)

The amount reported includes the grant date probable value of $103,172 for performance-based RSU awards. The value of the maximum potential payout for such performance-based RSU awards was $177,882 and the value of the awards granted was $177,882.

(11)

The amount reported includes the grant date probable value of $568,000 for performance-based RSU awards. The value of the maximum potential payout for such performance-based RSU awards was $1,136,000 and the value of the awards granted was $1,136,000.

(12)

The amount reported includes the grant date probable value of $774,549 for performance-based RSU awards. The value of the maximum potential payout for such performance-based RSU awards was $774,549 and the value of the awards granted was $774,549.

(13)

The amount reported includes the grant date probable value of $71,338 for performance-based RSU awards. The value of the maximum potential payout for such performance-based RSU awards was $122,996 and the value of the awards granted was $122,996.

(14)

The amount reported includes the grant date probable value of $310,200 for performance-based RSU awards. The value of the maximum potential payout for such performance-based RSU awards was $310,200 and the value of the awards granted was $310,200.

(15)	The amount reported consists of a premium payment of $802 for disability insurance and $5,000 for financial planning.

(16)	The amount reported consists of a premium payment of $802 for disability insurance.

(17)

The amount reported represents a signing bonus of approximately $49,911 paid in connection with Mr. Luk’s initial employment. Please see the section of this Amendment No. 1 entitled “Employment of Mr. Luk” for a summary of the terms and conditions of the employment agreement with Mr. Luk. The salary and bonus were paid in RMB and are converted into US dollars in this table for presentation purposes only, using the middle rate of 6.8282 RMB yuan per US dollar as of the end of day on December 31, 2009 as published by the Bank of China.

(18)

The amount reported consists of a relocation allowance of approximately $14,975 and a tax assistance payment of approximately $3,327. The relocation allowance and tax assistance were paid in RMB and are converted into US dollars in this table for presentation purposes only, using the middle rate of 6.8282 RMB yuan per US dollar as of the end of day on December 31, 2009 as published by the Bank of China.

(19)	The amount reported consists of a premium payment of $802 for disability insurance and Section 401(k) matching payments in the aggregate amount of $2,450.

(20)	The amount reported consists of $1,950 for financial planning services, Section 401(k) matching payments in the aggregate amount of $5,500, and a premium payment of $802 for disability insurance.

(21)

The amount reported consists of restricted cash payment in the amount of $133,334, a payment in the amount of $39,995 for accrued but unused paid time off, a premium payment of $802 for disability insurance, Section 401(k) matching payments in the aggregate amount of $5,500, $5,000 for financial planning services and a severance payment totaling $768,650 in connection with Ms. Marsch’s termination of employment, the payment of which will be delayed in accordance with the terms of her severance arrangement. Please see the section of this Amendment No. 1 entitled “Employment Contracts and Severance Agreements with Named Executive Officers” for detailed information about Ms. Marsch’s severance payment.

(22)

The amount reported consists of Section 401(k) matching payments in the aggregate amount of $1,124, $13,220 for financial planning services, a $8,205 car allowance, a $32,000 housing allowance, a tax assistance payment of $260,458 paid in connection with our tax equalization policy whereby we provide qualified employees with tax assistance to mitigate the tax differential arising from an employee’s international work assignment, $15,000 in taxable relocation benefits in connection with Mr. Lu’s international work assignment, a premium payment of $535 for disability insurance, a payment in the amount of $134,610 for accrued but unused paid time off, and a severance payment totaling $2,109,463 in connection with Mr. Lu’s termination of employment. Please see the section of this Amendment No. 1 entitled “Employment Contracts and Severance Agreements with Named Executive Officers” for detailed information about Mr. Lu’s severance payment.

(23)

The amount reported consists of Section 401(k) matching payments in the aggregate amount of $5,500, $6,355 for financial planning services, a $12,103 car allowance, a $48,000 housing allowance, a $471 meal allowance, $4,547 for a home visit in connection with Mr. Lu’s international work assignment, a tax assistance payment of $472,319 paid in connection with our tax equalization policy whereby we provide qualified employees with tax assistance to mitigate the tax differential arising from an employee’s international work assignment, $250 in taxable relocation benefits in connection with Mr. Lu’s international work assignment, and a premium payment of $802 for disability insurance.

(24)

The amount reported consists of Section 401(k) matching payments in the aggregate amount of $5,500, a premium payment of $1,235 for life insurance coverage under our Business Travel Accident Insurance Policy, $12,000 for financial planning services and a tax gross-up in the amount of $6,817 related thereto, a $5,611 car allowance, a $24,000 housing allowance in connection with Mr. Lu’s international work assignment, a tax assistance payment of $100,680 paid in connection with our tax equalization policy whereby we provide qualified employees with tax assistance to mitigate the tax differential arising from an employee’s international work assignment, $15,000 in taxable relocation benefits in connection with Mr. Lu’s international work assignment, a premium payment of $802 for disability insurance, and $26,922 as payment for accrued but unused paid time off.

(25)

The amount reported consists of $3,661 for financial planning services, Section 401(k) matching payments in the aggregate amount of $1,500, $735 for disability insurance, a payment in the amount of $27,609 for accrued but unused paid time off and a severance payment totaling $622,488 in connection with Mr. Green’s termination of employment, the payment of which will be delayed in accordance with the terms of his severance arrangement. Please see the section of this Amendment No. 1 entitled “Employment Contracts and Severance Agreements with Named Executive Officers” for detailed information about Mr. Green’s severance payment.

(26)

The amount reported consists of $4,048 for financial planning services, Section 401(k) matching payments in the aggregate amount of $5,500, $4,251 for ESPP disqualifying disposition, and a premium payment of $802 for disability insurance.

From time to time, we enter into offer letters and other agreements with our executive officers. For a description of the material terms of such agreements, please see the section entitled “Employment Contracts and Severance Agreements with Named Executive Officers” in the “Potential Payments Upon Termination and Change of Control” section included in this Amendment No. 1.

For a description of material modifications made to certain of the Named Executive Officers’ outstanding equity awards, please see the section entitled “Modifications to Outstanding Equity Awards” included in this Amendment No. 1.

Grants of Plan-Based Awards in Fiscal Year 2009

The following table presents information concerning grants of plan-based awards to each of the Named Executive Officers during the fiscal year ended December 31, 2009.

Grants of Plan-Based Awards in 2009

		Compensation Committee	Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)				All Other Stock Awards: Number of Shares of		All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)(4)	Target (#)		Maximum (#)	Stock or Units (#)		Underlying Options (#)	Awards ($/Sh)	Option Awards ($) (5)
Blackmore, Peter	2/27/2009	2/18/2009								112,364	(2)			113,488
	2/27/2009	2/18/2009					224,727	(1)	224,727	—				131,645
Luk, Kenneth	12/31/2009	12/16/2009								300,000	(3)			657,000
Lu, Hong L *	2/27/2009	2/18/2009								88,061	(2)			88,942
	2/27/2009	2/18/2009					176,121	(1)	176,121					103,172
Patel, Viraj	2/27/2009	2/18/2009								18,646	(2)			18,832
	2/27/2009	2/18/2009					37,293	(1)	37,293					21,846
Green, Mark S **	2/27/2009	2/18/2009								60,889	(2)			61,498
	2/27/2009	2/18/2009					121,778	(1)	121,778					71,338
Marsch, Susan ***	2/27/2009	2/18/2009								33,333	(2)			33,666
	2/27/2009	2/18/2009					66,667	(1)	66,667					39,054

*	Mr. Lu’s employment terminated on August 31, 2009. However, he continues to serve as a member of the board of directors.

**	Mr. Green’s employment terminated on December 1, 2009.

***	Ms. Marsch’s employment terminated on December 31, 2009.

(1)

Represents RSUs granted under the 2006 Plan, with target awards based upon Company and individual performance objectives established and tailored for each Named Executive Officer by the Compensation Committee for our 2009 fiscal year. Following the determination of the number of RSUs earned by each Named Executive Officer, 50% of the earned RSUs shall vest on each of February 26, 2010 and February 28, 2011, provided that such Named Executive Officer remains a service provider of the Company through those dates.

(2)	Represents RSUs granted under the 2006 Plan and which vest as follows: 25% to vest on 2/26/2010, 25% annually thereafter.

(3)	Represents RSU granted under the 2006 Plan which vests as follows: 33% to vest on each of 12/31/2010, 12/31/2011, and 12/31/2012.

(4)	There is no threshold (or equivalent item) for the equity incentive plan awards.

(5)

The amounts reported in this column represent the aggregate value of the stock options and RSU awards granted to the Named Executive Officers during 2009, based upon their grant date fair value, as determined in accordance with the share-based payment accounting guidance under ASC Topic 718. In addition to service-based RSU awards, each of the Named Executive Officers, with the exception of Mr. Luk, received performance-based RSU awards during 2009. Grant date fair value amounts for the performance-based RSU awards are based on 58% of the target performance-based RSU awards, which was determined to be the probable outcome of the performance conditions as of the date of grant. Additional information regarding outstanding stock awards can be found in the Outstanding Equity Awards at 2009 Fiscal Year-End Table.

Outstanding Equity Awards at Fiscal 2009 Year-End 2009

The following table sets forth the outstanding equity awards for each Named Executive Officer as of December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1) ($)
Peter Blackmore	453,125	(2)	296,875	—	3.20	10/31/2014				—	—
	—		—	—			450,000	(8)	985,500	—	—
			—	—			175,000	(9)	383,250	—	—
			—	—			63,750	(10)	139,613	—	—
			—	—			42,500	(11)	93,075	—	—
			—	—			57,500	(12)	125,925	—	—
			—	—			43,125	(13)	94,444	—	—
			—	—			112,364	(14)	246,077	—	—
			—	—						224,727(20)	492,152
Kenneth Luk	—		—	—	—	—	300,000	(15)	657,000	—	—
Viraj Patel	50,000	(3)	—	—	7.53	11/17/2005	—		—	—	—
	23,959	(4)	—	1,041	6.25	2/27/2016	—		—	—	—
	—		—	—	—	—	30,357	(16)	66,482	—	—
	—		—	—	—	—	30,000	(17)	65,700	—	—
	—		—	—	—	—	22,500	(18)	49,275	—	—
	—		—	—	—	—	18,646	(19)	40,835	—	—
	—		—	—	—	—	—		—	37,293(20)	81,672
Susan Marsch (21)	83,333	(5)	41,667	—	3.20	10/31/2014	—		—	—	—

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1) ($)
Hong Liang Lu (21)	150,000	—	—	13.00		2/3/2010	—	—	—	—
	89,999	—	—	15.00		10/17/2010	—	—	—	—
	90,000	—	—	12.50		12/20/2010	—	—	—	—
	134,999	—	—	25.25	(6)	2/27/2012	—	—	—	—
	67,500	—	—	20.82	(7)	7/24/2012	—	—	—	—
	108,000	—	—	19.04		2/2/2013	—	—	—	—
	224,999	—	—	37.46		1/19/2014	—	—	—	—
	210,599	—	—	6.25		2/27/2016	—	—	—	—

(1)	Value is based on the closing market price of our Common Stock of $2.19 on December 31, 2009, the last trading date of fiscal year 2009, as reported on the NASDAQ Stock Market.

(2)	The options were granted on October 31, 2007 and vest as follows: 25% on July 31, 2008, and 1/36th per month thereafter.

(3)	The options were granted on November 18, 2005 and vest as follows: 25% on November 18, 2006, and 1/36th per month thereafter.

(4)	The options were granted on February 28, 2006 and vest as follows: 25% on February 28, 2007 and 1/36th per month thereafter.

(5)	The options were granted on October 31, 2007 in connection with the commencement of Ms. Marsch’s employment with the company and vest as follows: 25% on April 30, 2008 and 1/36th per month thereafter.

(6)	The exercise price of the stock option was increased from $20.25 per share to $25.25 in 2007.

(7)	The exercise price of the stock option was increased from $15.72 per share to $20.82 in 2007.

(8)

Represents unvested portion of restricted stock award granted on October 31, 2007 in connection with the commencement of Mr. Blackmore’s employment with the company that vest 50% on each of July 31, 2010 and 2011.

(9)

Represents unvested portion of restricted stock units granted on October 31, 2007 in connection with the commencement of Mr. Blackmore’s employment with the company that vest 50% on each of July 31, 2010 and 2011.

(10)	Represents unvested portion of restricted stock units granted on February 29, 2008 and vests 33% on each of February 26, 2010, February 28, 2011, and February 29, 2012.

(11)	Represents unvested portion of restricted stock units granted on February 29, 2008 and vests on February 26, 2010.

(12)	Represents unvested portion of restricted stock award granted on July 31, 2008 in conjunction with Mr. Blackmore’s designation as CEO and vests on February 26, 2010.

(13)

Represents unvested portion of restricted stock award granted on July 31, 2008 in conjunction with Mr. Blackmore’s designation as CEO and vests 33% on each of February 26, 2010, February 28, 2011, and February 29,2012.

(14)	Represents unvested portion of restricted stock units granted on February 27, 2009 and vests 25% on each of February 26, 2010, February 28, 2011, February 29, 2010, and February 28, 2013.

(15)

Represents unvested portion of restricted stock award granted on December 31, 2009 in conjunction with the commencement of Mr. Luk’s employment with the company that vests 33% on each of December 31, 2010, December 31, 2011, and December 31, 2012.

(16)	Represents unvested portion of restricted stock units granted on November 30, 2007 and vests 50% on each of February 26, 2010, and February 28, 2011.

(17)	Represents unvested portion of restricted stock units granted on February 29, 2008 and vests on February 26, 2010.

(18)	Represents unvested portion of restricted stock units granted on February 29, 2008 and vests 33% on each of February 26, 2010, February 28, 2011, and February 29, 2012.

(19)	Represents unvested portion of restricted stock units granted on February 27, 2009 and vests 25% on each of February 26, 2010, February 28, 2011, February 29, 2012, and February 28, 2013.

(20)

Represents stock award opportunity, based on Company and individual performance objectives established and tailored for each NEO by the Compensation Committee for our 2009 fiscal year. On February 18, 2010, the Compensation Committee determined, based on Company and individual performance during the 2009 fiscal year, Mr. Blackmore would be eligible to receive 148,769 shares of Common Stock and Mr. Patel would be eligible to receive 37,293 shares of Common Stock. For a discussion of how these awards were determined. see the section entitled “Equity Compensation” in the Compensation Discussion and Analysis included in this Proxy Statement.

(21)

Mr. Lu and Ms. Marsch’s employment with the Company ended as a result of internal restructuring on August 31, 2009 and December 31, 2009, respectively. Pursuant to their employment agreements, all unvested equity awards vested on an accelerated basis. Vested options remain exercisable until the earlier of (i) expiration of the option according to its original terms, or (ii) for a period of 12 months following termination.

Option Exercises and Stock Vested in Fiscal Year 2009

The following table presents all stock options exercised and value realized upon exercise, and all stock awards vested and value realized upon vesting, by the Named Executive Officers during the fiscal year ended December 31, 2009.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2009

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($) (1)
Blackmore, Richard Peter	—	—	448,125		671,356
Luk, Kenneth	—	—	—		—
Lu, Hong L	—	—	864,444	(2)	1,186,803	(3)
Patel, Viraj	—	—	125,893		136,886
Green, Mark S	—	—	492,667	(4)	791,855	(5)
Marsch, Susan	—	—	40,000	(6)	40,400	(7)

(1)   The amount reported is the market price (closing price) of the Company’s Common Stock on the vesting date less the original purchase price, multiplied by the number of shares of stock vested.

(2)   The amount reported includes 439,182 accelerated shares vested as a result of Mr. Lu’s termination of employment pursuant to the Executive Involuntary Termination/Change in Control Agreement (the Company treated Mr. Lu’s stepping down as Chairman as an involuntary termination for purposes of the agreement) and execution of a full and final release of claims against us.

(3)   The amount reported includes the $680,732 value realized from shares accelerated as a result of Mr. Lu’s termination of employment pursuant to the Executive Involuntary Termination/Change in Control Agreement (the Company treated Mr. Lu’s stepping down as Chairman as an involuntary termination for purposes of the agreement) and execution of a full and final release of claims against us.

(4)   The amount reported includes 310,881 accelerated shares vested as a result of Mr. Green’s involuntary termination of employment pursuant to the Executive Involuntary Termination/Change in Control Agreement and execution of a full and final release of claims against us.

(5)   The amount reported includes $596,892 value realized from shares accelerated as a result of Mr. Green’s involuntary termination of employment pursuant to the Executive Involuntary Termination/Change in Control Agreement and execution of a full and final release of claims against us.

(6)   The amount reported does not include 210,000 accelerated shares vested on February 3, 2010 as a result of Ms. Marsch’s involuntary termination of employment pursuant to the Executive Involuntary Termination/Change in Control Agreement and execution of a full and final release of claims against us.

(7)   The amount reported does not include $447,300 value realized from shares accelerated on February 3, 2010 as a result of Ms. Marsch’s involuntary termination of employment pursuant to the Executive Involuntary Termination/Change in Control Agreement and execution of a full and final release of claims against us.

Modifications to Outstanding Equity Awards

In connection with our voluntary review of our historical equity award grant practices, each of our independent directors at such time, including continuing directors Clark, Lenzmeier and Toy, elected to amend any of his previously granted stock options that may in the future be determined to be discounted stock options under Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”), by executing a Stock Option Amendment Election Form in December 2006. In the event any such previously granted stock option is determined to be a discounted stock option under Section 409A, the affected stock option agreement will be automatically amended to provide for an exercise price not less than the fair market value of the Common Stock subject to option on the effective date of grant.

Pension Benefits for Fiscal Year 2009

The NEOs did not receive any benefits from the Company under defined pension or defined contribution plans, other than our tax-qualified 401(k) Plan, during the fiscal year ended December 31, 2009.

Nonqualified Deferred Compensation for Fiscal Year 2009

The Company does not have any non-qualified deferred compensation plans that allow the NEOs to defer their compensation.

Potential Payments Upon Termination or Change-in-Control

Employment Contracts and Severance Agreements with Named Executive Officers

Peter Blackmore. We entered into a Change of Control/Involuntary Termination Severance Agreement with Mr. Blackmore, effective July 2, 2007 (the “Blackmore Severance Agreement”) which was subsequently amended and restated on January 30, 2008 to bring the agreement into compliance with Section 409A. It was amended again on December 17, 2008 for Section 409A compliance. The Blackmore Severance Agreement has a term of three (3) years from January 30, 2008. Following the expiration of the three (3)-year term, Mr. Blackmore and the Company may, but are not obligated to, enter into a new agreement. If Mr. Blackmore’s employment continues following the expiration of the three (3)-year term and the Company and Mr. Blackmore do not enter into a new agreement, Mr. Blackmore’s then current benefits arrangements shall continue in accordance with the terms of the Blackmore Severance Agreement until the parties agree otherwise.

The Blackmore Severance Agreement provides that if Mr. Blackmore’s employment is terminated by the Company without cause or terminated by Mr. Blackmore for good reason at any time within eighteen (18) months after a change of control, he shall be entitled to the following severance benefits: (i) twenty-four (24) months of base salary as in effect as of the date of such termination, less applicable withholding, (ii) two hundred percent (200%) of his full annual performance target bonus and a monthly pro rated amount of his full annual performance bonus for the year in which the termination occurs, (iii) all equity awards, including without limitation stock option grants, restricted stock and stock purchase rights, granted to him by the Company prior to the change of control shall become fully vested, or, as applicable, released from the Company’s repurchase right and exercisable as of the date of the termination to the extent such equity awards are outstanding and unexercisable or unreleased at the time of such termination, (iv) such equity awards shall be exercisable until the earliest of (a) twelve (12) months from his date of termination, (b) the latest date the equity award could have expired by its original terms under any circumstances, (c) the tenth (10th) anniversary of the original date of grant of the equity award, or (d) the date provided for under the equity plan under which the award was granted, (v) all Mr. Blackmore’s outstanding restricted cash awards shall become fully vested, and (vi) an amount equal to twelve (12) months of health insurance premiums for continuation coverage under Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) at the same level of health (i.e., medical, vision and dental) coverage and benefits as in effect for Mr. Blackmore on the day immediately preceding the day of his termination of employment.

A “change in control” is defined in Mr. Blackmore’s agreement to generally include any of the following:

•                  the approval by the stockholders of a merger, other than a merger which results in the company’s securities outstanding immediately prior to the merger continuing to represent more than 50% of the surviving entity’s securities;

•                  the approval by the stockholders of a plan of complete liquidation or an agreement for sale or disposition of all or substantially all of the Company’s assets;

•                  a transaction as a result of which any person becomes the beneficial owner of securities of the Company representing at least 50% of the total voting power; or

•                  a change in the composition of the Board as a result of which fewer than a majority of the directors are incumbent directors.

In addition, the Blackmore Severance Agreement provides that if Mr. Blackmore’s employment is terminated by the Company without cause or terminated by Mr. Blackmore for good reason during the term of the Blackmore Severance Agreement apart from a change of control, he shall be entitled to the following severance benefits: (i) twelve (12) months of base salary as in effect as of the date of such termination, less applicable withholding, (ii) one hundred percent (100%) of his full annual performance target bonus for the year in which the termination occurs, (iii) all equity awards, including without limitation stock option grants, restricted stock and stock purchase rights, granted to him by the Company shall become fully vested, or, as applicable, released from the Company’s repurchase right and exercisable as of the date of the termination to the extent such equity awards are outstanding and unexercisable or unreleased at the time of such termination, (iv) such equity awards shall be exercisable until the earliest of (a) twelve (12) months from his date of termination, (b) the latest date the equity award could have expired by its original terms under any circumstances, (c) the tenth (10th) anniversary of the original date of grant of the equity award, or (d) the date provided for under the equity plan under which the award was granted, (v) all Mr. Blackmore’s outstanding restricted cash awards shall become fully vested, and (vi) an amount equal to twelve (12) months of health insurance premiums for continuation coverage under COBRA at the same level of health (i.e., medical, vision and dental) coverage and benefits as in effect for Mr. Blackmore on the day immediately preceding the day of his termination of employment.

Severance benefits payable under the terms of the Blackmore Severance Agreement are payable in a lump sum within thirty (30) days of the date of termination; provided, however, that if Mr. Blackmore is a “specified employee” (“Specified Employee”) within the meaning of Section 409A at the time of his termination, then the severance and benefits payable to Mr. Blackmore pursuant to the Blackmore Severance Agreement (other than due to death), if any, and any other severance payments or separation benefits which may be considered deferred compensation separation benefits under Section 409A (together, the “Deferred Compensation Separation Benefits”) and which are otherwise due to Mr. Blackmore on or within the six (6)-month period following Mr. Blackmore’s termination will accrue during such six (6)-month period and will become payable in a lump sum on the date six (6) months and one (1) day following the date of his termination of employment or the date of his death, if earlier. All subsequent Deferred Compensation Separation Benefits, if any, will be payable in accordance with the payment schedule applicable to each payment or benefit. As a condition to receiving severance benefits as described above, Mr. Blackmore is required to sign a waiver and release of all claims arising out of his termination of employment and a nondisparagement agreement.

The terms “cause” and “good reason” are each defined in the Blackmore Severance Agreement.

Termination of Mr. Blackmore for “cause” generally requires:

•                  an act of personal dishonesty taken in connection with his responsibilities as an employee which is intended to result in substantial personal enrichment;

•                  conviction of a felony which the Board reasonably believes has had or will have a material detrimental effect on the company’s reputation or business;

•                  a willful act which constitutes misconduct and is injurious to the company; or

•                  continued willful violations of the his obligations to the company after there has been delivered to him a written demand for performance which describes the basis for the company’s belief that he has not substantially performed his duties.

A termination by Mr. Blackmore for “good reason” would generally require:

•                  a significant reduction in duties, position or responsibilities relative to his duties, position or responsibilities in effect immediately prior to such reduction, or the removal of him from such position, duties and responsibilities, unless he is provided with comparable duties, position and responsibilities; provided, however, that the sole occurrence of the Company being acquired and made part of a larger entity shall not constitute a “good reason;”

•                  a reduction of base salary as in effect immediately prior to such reduction;

•                  a material reduction in the kind or level of employee compensation or benefits immediately prior to such reduction with the result that the overall benefits package is significantly reduced;

•                  the relocation to a facility or a location where such relocation increases the travel distance to work by more than thirty (30) miles from the commute prior to the relocation;

•                  any purported termination by the company which is not effected for cause or for which the grounds relied upon are not valid; or

•                  failure of the Company to obtain the assumption of the agreement by any successors to the company.

Hong Liang Lu.  Hong Liang Lu stepped down as executive chairman of the board of directors on August 3, 2009 but he remained as a director on the board. In connection with his termination of employment with the Company, the Compensation Committee approved a package to Hong Liang Lu which included the severance payment of $2,109,463.47 including the two years of base pay, 100% of 2009 target bonus and 12 months premium for COBRA.

During 2009 and prior to his termination of employment, Mr. Lu had the following agreements in place:

On November 30, 2007, we entered into an Amended and Restated Change of Control/Involuntary Termination Severance Agreement with Hong Liang Lu, the Company’s then Chief Executive Officer (the “Lu Severance Agreement”), which was subsequently amended and restated on January 30, 2008 to bring the agreement into compliance with Section 409A. It was amended again on December 17, 2008 for Section 409A compliance.  The Lu Severance Agreement, as amended and restated, amends Mr. Lu’s previous Change of Control Severance Agreement with the Company dated January 17, 2003, as previously filed with the SEC. The Lu Severance Agreement has a term of three (3) years from January 30, 2008. Following the expiration of the three (3)-year term, Mr. Lu and the Company may, but are not obligated to, enter into a new agreement. If Mr. Lu’s employment continues following the expiration of the three (3)-year term and the Company and Mr. Lu do not enter into a new agreement, Mr. Lu’s then current benefits arrangements shall continue in accordance with the terms of the Lu Severance Agreement until the parties agree otherwise.

The Lu Severance Agreement provides that if Mr. Lu’s employment with the Company is terminated by the Company without cause or terminated by Mr. Lu for good reason at any time within eighteen (18) months after a change of control, he shall be entitled to the following severance benefits: (i) twenty-four (24) months of base salary as in effect as of the date of such termination, (ii) two hundred percent (200%) of his full annual performance target bonus for the year in which termination occurs, less applicable withholding, (iii) all equity awards including, without limitation, option grants, restricted stock and stock purchase rights, granted to Mr. Lu prior to the change of control will become fully vested or released from the Company’s repurchase right (if any shares of stock purchased by or granted to Mr. Lu prior to the change of control remain subject to that repurchase right) and exercisable as of the date of termination to the extent such equity awards are outstanding and unexercisable or unreleased at the time of such termination, (iv) such equity awards shall be exercisable until the earliest of (a) twelve (12) months from Mr. Lu’s date of termination, (b) the latest date the equity award could have expired by its original terms under any circumstances, (c) the tenth (10th) anniversary of the original date of grant of the equity award, or (d) the date provided for under the equity plan under which the award was granted, and (v) an amount equal to twelve (12) months of health insurance premiums for continuation coverage pursuant to the COBRA, at the same level of health (i.e., medical, vision and dental) coverage and benefits in effect for Mr. Lu on the day preceding the date of his termination of employment.  The term “change in control” is defined in the Lu Severance Agreement and is substantially similar to the definition of change in control set forth in Mr. Blackmore’s agreement and summarized above.

The Lu Severance Agreement also provides that if Mr. Lu’s employment with the Company is terminated by the Company without cause or terminated by Mr. Lu for good reason during the term of the Lu Severance Agreement, apart from a change of control, he shall be entitled to the following severance benefits: (i) twenty-four (24) months of base salary as in effect as of the date of such termination, (ii) one hundred percent (100%) of his full annual performance target bonus for the year in which termination occurs, less applicable withholding, (iii) all equity awards, including without limitation option grants, restricted stock and stock purchase rights, granted to Mr. Lu will become fully vested or released from the Company’s repurchase right (if any shares of stock purchased by or granted to Mr. Lu remain subject to such repurchase right) and exercisable to the extent such equity awards are outstanding and unexercisable or unreleased at the time of such termination, (iv) such equity awards shall be exercisable until the earliest of (a) twelve (12) months from his date of termination, (b) the latest date the equity award could have expired by its original terms under any circumstances, (c) the tenth (10th) anniversary of the original date of grant of the equity award, or (d) the date provided for under the equity plan under which the award was granted, and (v) an amount equal to twelve (12) months of health insurance premiums for continuation coverage pursuant to COBRA, at the same level of health (i.e., medical, vision and dental) coverage and benefits in effect for Mr. Lu on the day preceding the date of his termination of employment.

Severance benefits payable under the terms of the Lu Severance Agreement are payable in a lump sum within thirty (30) days of the date of termination; however, if Mr. Lu is a Specified Employee within the meaning of Section 409A at the time of his termination, then the severance and benefits payable to Mr. Lu pursuant to the Agreement (other than due to death), if any, and any other severance payments or separation benefits which may be considered Deferred Compensation Separation Benefits and which are otherwise due to Mr. Lu on or within the six (6) month period following Mr. Lu’s termination will accrue during such six (6) month period and will become payable in a lump sum on the date six (6) months and one (1) day following the date of his termination of employment or the date of his death, if earlier. All subsequent Deferred Compensation Separation Benefits, if any, will be payable in accordance with the payment schedule applicable to each payment or benefit. As a condition to receiving severance benefits as described above, Mr. Lu is required to sign a waiver and release of all claims arising out of his termination of employment and a nondisparagement agreement.  The terms “cause” and “good reason” are defined in the Lu Severance Agreement and are substantially similar to the definitions of cause and good reason set forth in Mr. Blackmore’s agreement and summarized above.

Kenneth Luk.  Effective June 20, 2006, the Compensation Committee of the Board of Directors adopted the Executive Involuntary Termination Severance Pay Plan which was subsequently amended and restated on December 17, 2008 to bring the plan into compliance with Section 409A (the “Executive Plan”).  It was amended and restated again on February 26, 2009 to clarify the terms around modification or termination of the Executive Plan. The Executive Plan extends certain change of control and severance benefits to certain of the Company’s executive officers, including Mr. Luk who does not have separate agreements with the Company. The Executive Plan is filed as Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The following description of the Executive Plan is qualified in its entirety by the actual language of the plan.

The purpose of the Executive Plan is to (a) assure that the Company will have continued dedication and objectivity of its employees, and (b) provide the Company’s employees with an incentive to continue their employment and to motivate its employees to maximize the value of the Company for the benefit of its stockholders.

The Executive Plan provides that if the Company (or any parent or subsidiary of the Company) terminates the employment of an employee covered by the Executive Plan (a “Covered Employee”) for other than cause, death or disability, or a Covered Employee terminates his or her employment with the Company for good reason, the Covered Employee shall receive the following severance benefits: (i) a lump sum cash payment equal to one (1) year of base pay plus one hundred percent (100%) of the Covered Employee’s target bonus for the year of termination, (ii) an amount equal to twelve (12) months of the premiums for continuation coverage under COBRA of each Covered Employee (and any eligible dependents) under the Company’s medical, dental and vision plans at the same level of coverage in effect on the date of termination, (iii) the Covered Employee shall fully vest in and, if applicable, have the right to exercise, all of his or her outstanding and unvested equity compensation awards, and (iv) all such equity awards (including awards that vest as a result of the Executive Plan) shall be exercisable until the earliest of (a) twelve (12) months from the Covered Employee’s date of termination, (b) the latest date the equity award could have expired by its original terms under any circumstances, (c) the tenth (10th) anniversary of the original date of grant of the equity award, or (d) the date provided for under the equity plan under which the award was granted.  The terms “cause” and “good reason” are defined in the Executive Plan and are substantially similar to the definitions of cause and good reason set forth in Mr. Blackmore’s agreement and summarized above.

Severance benefits payable under the terms of the Executive Plan are payable in a lump sum within thirty (30) days of the date of termination; however, if the Covered Employee is a Specified Employee within the meaning of Section 409A at the time of such termination, then the severance and benefits payable to the Covered Employee pursuant to the Executive Plan (other than due to death), if any, and any other severance payments or separation benefits which may be considered Deferred Compensation Separation Benefits, which are otherwise due to the Covered Employee on or within the six (6)-month period following the Covered Employee’s termination will accrue during such six (6)month period and will become payable in a lump sum on the date six (6) months and one (1) day following the date of the Covered Employee’s termination of employment or the date of the Covered Employee’s death, if earlier. All subsequent Deferred Compensation Separation Benefits, if any, will be payable in accordance with the payment schedule applicable to each payment or benefit. As a condition to receiving benefits under the Executive Plan, the Covered Employee is required to sign and not revoke a waiver and release of all claims arising out of the Covered Employee’s termination of employment and a nondisparagement agreement. The benefits provided under the Executive Plan are in lieu of any other severance or retention plan benefits available to the Covered Employee and shall be reduced by any severance paid to a Covered Employee under any other plan or arrangement.

Mark Green.  Mr. Green’s employment with the Company terminated effective December 1, 2009.  In connection with Mr. Green’s termination of employment and pursuant to his severance arrangement, the Company will pay $622,488.47 including one year of base pay, 100% of 2009 target bonus and 12 months premium for COBRA in accordance with the terms of the Executive Plan.

Susan Marsch.  Ms. Marsch’s employment with the Company terminated effective December 31, 2009. In connection with Ms. Marsch’s termination of employment and pursuant to her severance arrangement, the Company will pay $768,649.65 including one year of base pay, 100% of 2009 target bonus and 12 months premium for COBRA in accordance with the terms of the Executive Plan.

Viraj Patel.  Mr. Patel’s employment with the Company terminated effective February 26, 2010.  In connection with Mr. Patel’s termination of employment and pursuant to his severance arrangement, the Company will pay $450,545.82 including one year of base pay, 100% of 2010 target bonus and 12 months premium for COBRA in accordance with the terms of the Executive Plan.

Change of Control Provisions in the Company’s Equity Compensation Plans

The 1997 Stock Plan.  Our 1997 Plan provides that, in the event of our proposed dissolution or liquidation, the Board must notify each participant under the 1997 Plan as soon as practicable prior to the effective date of such proposed dissolution or liquidation. The Board has the discretion to allow the participant to exercise his or her option or stock purchase right until 15 days prior to the effective date of such dissolution or liquidation. In the event of our merger with or into another corporation, or the sale of substantially all of our assets, each outstanding option or stock purchase right under the 1997 Plan will be assumed or substituted by the successor corporation. In case the successor corporation refuses to assume or substitute the outstanding option or stock purchase right, such outstanding option or stock purchase right will become fully exercisable for a period of 15 days from the date the participant is notified of such refusal by the Board.

In addition, the 1997 Plan provides, in general, that a participant whose status as a Service Provider (as defined in the 1997 Plan) is terminated is entitled to exercise his or her option, to the extent such option has vested as of the date of termination, until the earlier of (i) expiration of the option according to its terms, (ii) expiration of a period of 3 months following termination, or (iii) expiration of a period of 12 months following termination as a result of death or disability. The 1997 Plan allows the post-termination exercise period to extend beyond the default term, if the stock option agreement entered into by the Company and the participant pursuant to the 1997 Plan provides for a longer term.

Under the Officer and Director Option Agreement approved for use under the 1997 Plan in connection with awards to our directors and officers beginning in December of 2005, if the participant’s status as a Service Provider or director is terminated following a change of control, the participant shall be entitled to exercise his or her option, to the extent such option has vested as of the date of such termination, until the earlier of (i) expiration of the option according to its terms, or (ii) expiration of a period of 12 months following the termination of the participant’s status as a Service Provider or director.

The 1997 Plan was terminated in July 2006 effective upon stockholder approval of our 2006 Plan.

The 2006 Equity Incentive Plan.  Our 2006 Plan provides that in the event a participant in the 2006 Plan terminates service with us and our affiliates, any options which have become exercisable prior to the time of termination will remain exercisable for three months from the date of termination, unless a shorter or longer period of time is determined by the 2006 Plan administrator. If termination was caused by death or disability, any options which have become exercisable prior to the time of termination will remain exercisable for 12 months from the date of termination, unless a shorter or longer period of time is determined by the 2006 Plan administrator. In no event may a participant exercise the option after the expiration date of the option.

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

The change of control provisions in the 2006 Plan apply to all executive officers.

Estimated Post-Employment Payments and Benefits

Assuming the termination of employment of the NEOs took place on December 31, 2009, and based upon the price per share of our Common Stock of $2.19, the closing market price as of December 31, 2009, the estimated payments and benefits that each of the NEOs would be eligible to receive under various circumstances are set forth in the following charts. Please see the section above entitled “Employment Contracts and Severance Agreements with Named Executive Officers” under “Potential Post-Employment Payments upon Termination and Change of Control” contained in this Amendment No. 1 for detailed descriptions of the agreements with each of the NEOs that govern post-employment payments and benefits. No payments are due in the event of voluntary termination of employment without good reason or termination of employment for cause.

Peter Blackmore

	Involuntary Without Cause/ Good Reason Termination		Termination upon/following Change of Control		Disability(1)	Death(2)
Base Salary ($)	$800,000		$1,600,000		$192,000	$500,000
Bonus ($)	$800,000	(3)	$1,600,000	(4)	—	—
Accelerated Shares Underlying Outstanding Options ($)(5)	$0		$0		—	—
Accelerated Stock Awards ($)(5)	$2,067,884		$2,067,884		$985,500	$985,500
Health Care ($)	$21,013		$21,013		$21,013	—
TOTAL:	$3,688,897		$5,288,897		$1,198,513	$1,485,500

(1)          We provide all active full-time employees with short and long-term disability insurance coverage. In the case of short-term disability, employees will receive 60% of monthly earnings up to a maximum weekly benefit of $3,000 for up to 12 weeks. Any disability beyond 12 weeks will be covered by the long-term disability coverage which provides employees with 60% of monthly earnings up to a maximum monthly benefit of $13,000. The amount represents payments for 12 months of disability under the policies; however, in the event an employee continues to meet the definition of “disability” under the long-term disability policy, long-term disability benefits may continue until an employee’s Social Security Normal Retirement Age, as defined in the long-term disability policy. The unvested portion of Mr. Blackmore’s new hire grant of 675,000 shares as of December 31, 2009, 450,000 shares accelerate in the event of disability.

(2)          We provide all active full-time employees with basic life and accidental death insurance coverage which provides for payment of two times annual earnings to a maximum benefit of $500,000 in the event of death. The unvested portion of Mr. Blackmore’s new hire grant of 675,000 shares as of December 31, 2009, 450,000 shares accelerate in the event of death.

(3)          Represents target bonus of 100% of base salary.

(4)          Represents target bonus of 200% of base salary.

(5)          Amounts represent the value of unvested stock options and award grants as of December 31, 2009 for which the vesting would have been accelerated. The value of accelerated options is measured as the difference between the fair market value using the closing market price of the Company’s Common Stock as of December 31, 2009, the last trading day of fiscal year 2009, of $2.19 and the per share exercise price for the options, multiplied by the number of all stock options that were unvested as of December 31, 2009. For restricted stock awards, it is measured as the fair market value of the stock ($2.19), less the par value cost basis, multiplied by the number of shares of restricted stock that were unvested as of December 31, 2009. As of December 31, 2009, Mr. Blackmore had no stock options with an exercise price less than $2.19.

Kenneth Luk

	Involuntary Without Cause Termination		Termination upon/following Change of Control		Disability(1)		Death(2)
Base Salary ($)	$366,129	*	$366,129	*	$128,932	**	$386,797	**
Bonus ($)	$183,064	*(3)	$183,064	*(4)	—		—
Accelerated Shares Underlying Outstanding Options ($)(5)	$0		$0		—		—
Accelerated Stock Awards ($)(5)	$657,000		$657,000		—		—
Health Care ($)	$640	**	$640	**	$640	**	—
TOTAL:	$1,206,833		$1,206,833		$129,572		$386,797

*                 The payments will be made in RMB and are converted into US dollars in this table for presentation purposes only, using the middle rate of 6.8282 RMB yuan per US dollar as of the end of day on December 31, 2009 as published by the Bank of China.

**          The payments will be made in Hong Kong dollars and are converted into US dollars in this table for presentation purposes only, using the rate of 7.756 Hong Kong dollars per US dollar as of the end of day on December 31, 2009 as published by the Hong Kong Monetary Authority.

(1)   We provide all active full-time employees with short and long-term disability insurance coverage. In the case of short-term disability, employees will receive 60% of monthly earnings up to a maximum weekly benefit of $3,000 for up to 12 weeks. Any disability beyond 12 weeks will be covered by the long-term disability coverage which provides employees with 60% of monthly earnings up to a maximum monthly benefit of $13,000. The amount represents payments for 12 months of disability under the policies; however, in the event an employee continues to meet the definition of “disability” under the long-term disability policy, long-term disability benefits may continue until an employee’s Social Security Normal Retirement Age, as defined in the long-term disability policy.

(2)   We provide all active full-time employees with basic life and accidental death insurance coverage which provides for payment of two times annual earnings to a maximum benefit of $500,000 in the event of death.

(3)   Represents target bonus of 65% of base salary.

(4)   Represents target bonus of 65% of base salary.

(5)   Amounts represent the value of unvested stock options and awards grants as of December 31, 2009 for which the vesting would have been accelerated. The value of accelerated options is measured as the difference between the fair market value using the closing market price of the Company’s Common Stock as of December 31, 2009, the last trading day of fiscal year 2009, of $2.19 and the per share exercise price for the options, multiplied by the number of all stock options that were unvested as of December 31, 2009. For restricted stock awards, it is measured as the fair market value of the stock ($2.19), less the par value cost basis, multiplied by the number of shares of restricted stock that were unvested as of December 31, 2009. As of December 31, 2009, Mr. Luk had no stock options.

Mark Green

Mr. Green’s employment with the Company and its subsidiaries terminated on December 1, 2009.   Please see the section above entitled “Employment Contracts and Severance Agreements with Named Executive Officers” for information regarding payments made to or to be made to Mr. Green upon and in connection with his termination.

Susan Marsch

Ms. Marsch employment with the Company and its subsidiaries terminated on December 31, 2009. Please see the section above entitled “Employment Contracts and Severance Agreements with Named Executive Officers” for information regarding payments made or to be made to Mr. Marsch upon and in connection with her termination.

Hong Liang Lu

Mr. Lu’s employment with the Company and its subsidiaries terminated on August 31, 2009.  He stepped down from his position as Executive Chairman on August 3, 2009, remained as an employee director until August 31, 2009 and now serves as a non-employee director.  Please see the section above entitled “Employment Contracts and Severance Agreements with Named Executive Officers” for information regarding payments made to Mr. Lu upon and in connection with his termination.

Viraj Patel

Mr. Patel’s employment with the Company and its subsidiaries terminated on February 26, 2010.   Please see the section above entitled “Employment Contracts and Severance Agreements with Named Executive Officers” for information regarding payments made or to be made to Mr. Patel upon and in connection with his termination.

Director Compensation

Directors who are our employees receive no additional compensation for serving on the Board of Directors. In 2009, our non-employee directors received both cash and equity compensation as described below. In addition, we reimburse all directors for travel and other related expenses incurred in connection with our business, including attending stockholder meetings and meetings of the Board or any Board committee.

The following table sets forth information concerning compensation paid or accrued for services rendered to us in all capacities by our non-employee directors for the year ended December 31, 2009.

Cash Compensation

Approximately one-third of the compensation paid to our non-employee directors is comprised of cash. During 2009, the non-employee directors’ cash compensation was comprised of the following elements:

Type of Payment	Amount
Non-Executive Chairman of the Board (pro-rated and paid quarterly)	$250,000
Director Retainer (pro-rated and paid quarterly)	$50,000
Lead Director Fee	$70,000	*
Audit Committee Chair Fee	$12,500
Compensation Committee Chair Fee	$7,500
Nominating and Governance Committee Chair Fee	$7,500
Audit Committee Member Fee	$5,000
Compensation Committee Member Fee	$4,500
Nominating and Governance Committee Member Fee	$3,500
Credit towards Company Products	$1,000

*                 The lead director fee was increased from $20,000 to $70,000 in May 2009. In September 2009, Thomas Toy, the lead director at the time, became non-executive chairman of the Board.

Equity Compensation

Approximately two-thirds of the compensation paid to our non-employee directors is comprised of equity: one-third of the aggregate value in stock options, and one-third of the aggregate value in restricted stock. The number of options and shares of restricted stock granted to each non-employee director during fiscal year 2009 is set forth below:

Name	Stock Options Granted (#)		Restricted Stock Granted (#)
Jeff Clarke	59,330		29,665
Larry D. Horner (1)	—	(1)	—	(1)
Allen Lenzmeier	59,809		29,904
Hong Liang Lu	0		264,182
Bruce Ryan	67,464		33,732
Thomas J. Toy	158,373		79,187

(1)          Mr. Horner resigned as of 3/1/2009 and did not receive any awards in 2009.

Each stock option has an exercise price of $2.09 per share, equal to the closing price of the Company’s Common Stock on the NASDAQ Stock Market on September 30, 2009, the date of grant. The options and restricted stock vest in equal, monthly installments over a 12-month period beginning on September 30, 2009. The grants were made pursuant to the 2006 Plan and are subject to the standard terms and conditions of the forms of restricted stock award and stock option agreements previously approved for use with the 2006 Plan and filed with the SEC.

Each newly-elected or appointed non-employee director is eligible to receive an option award under the 2006 Plan to purchase 80,000 shares of Common Stock which would vest in equal installments of 25% per year on each of the four anniversaries of the date of grant. Any such grant would be made in accordance with the Company’s Equity Award Grant Policy and Procedures more fully described in the Compensation Discussion and Analysis under Item 11 of this Amendment No. 1.

For further discussion with respect to change of control arrangements applicable to outstanding equity awards, please see the section entitled “Change of Control Provisions in the Company’s Equity Compensation Plans” under “Potential Payments upon Termination and Change of Control” contained in this Schedule.

The following table further summarizes compensation paid to the non-employee directors during 2009:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)		Option Awards ($)(2)		Total ($)
Jeff Clarke	67,625		62,000	(3)	66,616	(4)	196,241
Larry D. Horner (5)	—		—		—		—
Allen Lenzmeier	68,125		62,499	(6)	67,154	(7)	197,778
Hong Liang Lu	18,512	(8)	—		—		18,512
Bruce J. Ryan	76,125		70,500	(9)	75,749	(10)	222,374
Thomas J. Toy	232,483	(11)	165,501	(12)	177,821	(13)	575,805

(1)   This column includes the value of stock awarded to directors in 2009 based upon its grant date fair market value, as determined in accordance with the share-based payment accounting guidance under ASC Topic 718.

(2)   This column includes the value of options awarded to directors in 2009 based upon its grant date fair market value, as determined in accordance with the share-based payment accounting guidance under ASC Topic 718. A discussion of the valuation assumptions used for purposes of calculating the fair value of an option is included under Note 10 to our 2009 Consolidated Financial Statements that are part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(3)   Includes the grant date fair value for 29,665 shares of restricted stock approved for grant on 9/30/2009, with a grant date fair value of $62,000.  As of December 31, 2009, Mr. Clarke had 22,249 shares of unvested restricted stock outstanding.

(4)   Includes the following fair values as of the applicable grant date:  $66,616 for a stock option to purchase 59,330 shares of Common Stock granted under the 2006 Equity Incentive Plan (“2006 Plan”) on 9/30/2009.  As of December 31, 2009, Mr. Clarke had 277,456 options outstanding.

(5)   Mr. Horner resigned as of 3/1/2009 and did not receive any awards in 2009.

(6)   Includes the grant date fair value for 29,904 shares of restricted stock approved for grant on 9/30/2009, with a grant date fair value of $62,499.  As of December 31, 2009, Mr. Lenzmeier had 22,428 shares of unvested restricted stock outstanding.

(7)   Includes the following fair values as of the applicable grant date:  $67,154 for a stock option to purchase 59,809 shares of Common Stock granted under the 2006 Plan on 9/30/2009.  As of December 31, 2009, Mr. Lenzmeier had 275,479 options outstanding.

(8)   Mr. Lu became a non-executive director in September 2009 after stepping down from the position of Executive Chairman in August 2009.  This represents the fee paid for his services as a non-executive director during 2009.

(9)   Includes the grant date fair value for 33,732 shares of restricted stock approved for grant on 9/30/2009, with a grant date fair value of $70,500.  As of December 31, 2009, Mr. Ryan had 25,299 shares of unvested restricted stock outstanding.

(10) Includes the following fair values as of the applicable grant date:  $75,749 for a stock option to purchase 67,464 shares of Common Stock granted under the 2006 Plan on 9/30/2009.  As of December 31, 2009, Mr. Ryan had 172,849 options outstanding.

(11) Includes a one-time special bonus of $16,500 granted by the board for Mr. Toy’s leadership role during the Company’s strategic transition period.

(12) Includes the grant date fair value for 79,187 shares of restricted stock approved for grant on 9/30/2009, with a grant date fair value of $165,501.  As of December 31, 2009, Mr. Toy had 59,390 shares of unvested restricted stock outstanding.

(13) Includes the following fair values as of the applicable grant date:  $177,821 for a stock option to purchase 158,373 shares of Common Stock granted under the 2006 Plan on 9/30/2009.  As of December 31, 2009, Mr. Toy had 524,764 options outstanding.

Indemnification Agreement

All of our directors are currently party to indemnification agreements with the Company. The form of indemnification agreement is filed as Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Compensation Committee Interlocks and Insider Participation

All members of the Compensation Committee during 2009 were independent directors in accordance with the applicable independence requirements of the NASDAQ Marketplace Rules, and none were employees or officers or former employees of the Company. During 2009, no executive officer of the Company served on the compensation committee (or equivalent) or board of directors of another entity whose executive officer(s) served on the Company’s Compensation Committee or Board.

Compensation Committee Report

The following is the report of the Compensation Committee. The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act, except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates the information by reference in any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The Compensation Committee of the Board of UTStarcom, Inc. was established on January 31, 1997 and is currently comprised of three members: Messrs. Clarke, Lenzmeier and Toy.  Mr. Lenzmeier, the Chairman of the Compensation Committee, and Messrs. Clarke and Toy served on the Committee throughout 2009.

During 2009, the Compensation Committee was comprised solely of non-employee directors who were each: (i) independent as defined under the NASDAQ Marketplace Rules, (ii) a non-employee director for purposes of Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and (iii) an “outside director” for purposes of Section 162(m) of the Internal Revenue Code. During 2010, the Committee will continue to be comprised of directors who meet these same standards.

The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this Amendment No.1 with management, including UTStarcom’s Chief Executive Officer and Chief Financial Officer. Based on this review and discussion, the Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” section be included in this Amendment No. 1.

The Compensation Committee

Allen Lenzmeier, Chairman Jeff Clarke Thomas J. Toy

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2009, with respect to compensation plans under which the Company’s equity securities are authorized to be issued:

Plan Category(1)	Number of securities to be issued upon exercise/ vesting of outstanding options and restricted stock units		Weighted- average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	8,371,703	(2)	$8.23	(3)	13,106,608	(4)
Equity compensation plans not approved by security holders	214,280	(5)	$28.55		—	(6)
Total	8,585,983		$8.98	(3)	13,106,608

(1)   See Note 10 to our 2009 Consolidated Financial Statements that are part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for a description of the Company’s equity compensation plans.

(2)   Includes shares of common stock to be issued upon exercise of options granted under our 2006 Equity Incentive Plan (the “2006 Plan”), our 1997 Stock Plan, and our 2001 Director Option Plan and 2,841,929 shares of our common stock issuable pursuant to restricted stock units under our 2006 Plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of our common stock as of December 31, 2009 by (i) each person who is known to us to own beneficially more than 5% of our common stock, (ii) each current and proposed director of UTStarcom, (iii) each current executive officer, and (iv) all of our current and proposed directors and executive officers as a group. Calculations are based on 130,191,864 shares of common stock issued and outstanding as of December 31, 2009.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)	Percent of Total Outstanding(2)
Entities affiliated with Softbank Corp. (3)	14,651,630	11.3%
Shah Capital Management (4)	8,004,957	6.1%
Hong Liang Lu (5)	4,761,509	3.7%
Jack Lu	0	0
Kenneth Luk	300,000	*
Peter Blackmore (6)	1,656,954	1.3%

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)	Percent of Total Outstanding(2)
Jeff Clarke (7)	330,096	*
Baichuan Du	0	0
Allen Lenzmeier (8)	376,868	*
Xiaoping Li	0	0
Bruce J. Ryan (9)	119,919	*
Thomas J. Toy (10)	598,282	*
William Wong	0	0
All current and proposed directors and executive officers as a group (11 persons) (11)	8,143,628	6.3%

*      Less than 1%.

(1)   Unless otherwise indicated, the address for all beneficial owners is c/o UTStarcom, Inc., 1275 Harbor Bay Parkway, Alameda, California 94502.

(2)   Under the SEC’s proxy rules, a person who directly or indirectly has or shares voting power or investment power with respect to a security is considered a beneficial owner of the security. Voting power is the power to vote or direct the voting of shares, and investment power is the power to dispose of or direct the disposition of shares. The information on beneficial ownership in the table and the footnotes is based upon our records and the most recent Schedule 13D or 13G filed by each such person and information supplied to us by such person. Unless otherwise indicated, each person has sole voting power and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares subject to options which are exercisable within 60 days of December 31, 2009 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person.

(3)   Information based on Schedule 13G, Amendment No. 2, filed with the SEC on March 28, 2007 by Softbank Corp., Softbank America, Inc, and Softbank Holdings, Inc. Includes 14,651,630 shares registered in the name of Softbank America Inc., a Delaware corporation. Softbank America Inc. is a wholly owned subsidiary of Softbank Holdings Inc., a Delaware corporation. Softbank Holdings Inc. is a wholly owned subsidiary of Softbank Corp., a Japanese corporation. Softbank America Inc. has sole power to vote or direct the voting of the 14,651,630 shares and sole dispositive power over the 14,651,630 shares. The business address for these entities is c/o Softbank Corp., Tokyo Shiodome Blvd., 1-9-1, Higashi-shimbashi, Minato-ku, Tokyo 105-7303 Japan.

(4)   Information based on Schedule 13D, Amendment No. 2, filed with the SEC on December 8, 2009 by Shah Capital Management. Includes 8,004,957 shares beneficially and jointly owned by Shah Capital Management.  Shah Capital Management has the sole power to vote or direct the voting of the 8,004,957 shares and sole dispositive power over the 8,004,957 shares. The number does not include the shares to be purchased by Shah Capital Opportunity Fund LP pursuant to the Placement.  The business address for Shah Capital Management is 8601 Six Forks Road, Suite 630, Raleigh, NC 27615.

(5)   Consists of 3,326,413 shares owned directly, 229,000 shares owned by The Lu Family Limited Partnership, of which Mr. Lu is a general partner, 80,775 shares registered in the name of Lu Charitable Remainder Trust, of which Mr. Lu is the trustee, 49,225 shares registered in the name of the Lu Family Trust of which Mr. Lu is a trustee and of which Mr. Lu and his spouse are beneficiaries. Also includes 1,076,096 shares issuable upon exercise of options that are exercisable currently or within 60 days of December 31, 2009.

(6)   Consists of 1,006,353 shares owned directly, 484,375 shares issuable upon exercise of options that are exercisable currently or within 60 days of December 31, 2009 and 166,226 shares issuable pursuant to restricted stock units vesting within 60 days of December 31, 2009.

(7)   Consists of 87,249 shares owned directly and 242,847 shares issuable upon exercise of options that are exercisable currently or within 60 days of December 31, 2009.

(8)   Consists of 136,278 shares owned directly and 240,590 shares issuable upon exercise of options that are exercisable currently or within 60 days of December 31, 2009.

(9)   Consists of 46,424 shares owned directly and 73,495 shares issuable upon exercise of options that are exercisable currently or within 60 days of December 31, 2009.

(10) Consists of 165,905 shares owned directly and 432,377 shares issuable upon exercise of options that are exercisable currently or within 60 days of December 31, 2009.

(11) Includes 2,549,780 shares issuable upon exercise of options that are exercisable currently or within 60 days of December 31, 2009 and 166,226 shares issuable pursuant to restricted stock units vesting within 60 days of December 31, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Related Person Transactions

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

•      Certain transactions with other companies.  Any transaction with another company at which a related person’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company’s shares, if the aggregate amount involved does not exceed the greater of $1,000,000 or two percent of that company’s total annual revenues.

•      Transactions where all shareholders receive proportional benefits.  Any transaction where the related person’s interest arises solely from the ownership of a class of our equity securities and all holders of that class of our equity securities received the same benefit on a pro rata basis (e.g., dividends).

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

•      Certain banking-related services.  Any transaction with a related person involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services.

•      Other transactions.  Any other transaction where disclosure of such transaction would not be required pursuant to Item 404 of Regulation S-K, as may be amended from time to time.

Related Person Transactions

During 2009, we were party to the following related party transactions under the relevant standards:

Yellowstone

On September 7, 2009, we entered into a consulting agreement with Yellowstone Investment Advisory Limited (“Yellowstone”). Mr. William Wong, one of the proposed directors, is a managing director of Yellowstone. Pursuant to the consulting agreement, Yellowstone acted as a strategic consultant assisting with the relocation of our headquarters to China and introducing executive officer and directors candidates to us.  We also agreed to reimburse Yellowstone’s reasonable expenses incurred in connection with the services. During 2009, we paid approximately $60,000 for consulting services provided by Yellowstone.  During the first quarter of 2010, we paid approximately $315,000 for consulting services provided by Yellowstone.

The audit committee did not review and approve the consulting arrangement with Yellowstone because at the time the consulting agreement was entered into, Mr. Wong was not expected to become a director and therefore the transaction was not subject to review by the audit committee.  The consulting agreement and the relationship between the Company and Yellowstone was reviewed by the Board in determining Mr. Wong’s independence.

Shah Capital

On February 1, 2010, we entered into a Common Stock Purchase Agreement with Shah Capital Opportunity Fund LP, an affiliate of Shah Capital Management, one of our stockholders holding 5% of more of our common stock, and a certain other party, pursuant to which we will issue and sell 5,000,000 shares of our common stock to Shah Capital Opportunity Fund LP for a purchase price of $2.20 per share.  The transaction is part of the private placement transaction described in more detail in the section of this Amendment No. 1 above entitled “Directors.”

Softbank Corp.

Softbank Corp. is an affiliate of Softbank America, Inc., one of our stockholders holding 10% or more of our common stock. During 2009, we recognized aggregate revenue of $28 million (includes $5 million in sales to NEC Networks & System Integration Corp., Japan Electronic Computer Co. Ltd., Nippon Telecom Sales KK and Oki Electric Industry Co., Ltd. for which Softbank Corp. was the ultimate customer) with respect to sales to affiliates of Softbank Corp., including (i) sales of telecommunications equipment to Softbank BB, (ii) sales of equipment and services to Softbank Telecom Co., Ltd, a wholly owned subsidiary of Softbank Corp. and (iii) sales of equipment to BB Cable, an affiliate of Softbank Corp.

The audit committee has reviewed and approved the transaction with Shah Capital and Softbank Corp. described above.

Director Independence

Of the Company’s current directors, Messrs. Clarke, Lenzmeier, Ryan and Toy have been determined by the Board to be independent as set forth in Rule 5605(a)(2) of the NASDAQ Marketplace Rules, the listing standards of NASDAQ Stock Market, as currently in effect. In addition, the Board has also determined that Messrs. Clarke, Lenzmeier and Ryan possess the attributes to be considered financially sophisticated for purposes of applicable NASDAQ Marketplace Rules and each has the background to be considered an “audit committee financial expert” as defined by the rules and regulations of the SEC and required by the NASDAQ Marketplace Rules.

Of the proposed new directors, Messrs. Du, Li, and Wong have been determined by the Board to be independent as set forth in Rule 5605(a)(2) of the NASDAQ Marketplace Rules, the listing standards of NASDAQ Stock Market, as currently in effect. In addition, the Board has also determined that Messrs. Wong and Li possess the attributes to be considered financially sophisticated for purposes of applicable NASDAQ Marketplace Rules.

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

In making its independence determinations, the Board considered transactions between the Company and entities associated with the directors or members of their immediate family. All identified transactions that appear to relate to the Company and a person or entity with a known connection to a director are presented to the Board for consideration. In making its determination that each non-employee director is independent, the Board considered the transactions in the context of the NASDAQ standards, the standards established by the SEC for members of audit committees, and the SEC and Internal Revenue Service standards for compensation committee members.

The Board’s independence determinations included a review of the status of certain executive officers as limited partners of an investment fund managed by Mr. Toy. In each case, the Board determined that, because of the nature of each of these relationships and/or amounts involved, the relationships did not impair Mr. Toy’s independence.

The Board’s independence determinations also included a review of the payments made by the Company to Yellowstone, of which Mr. Wong is a managing director, pursuant to a consulting agreement by and between the Company and Yellowstone. The Board determined that the payments did not impair Mr. Wong’s independence.

The Board’s independence determinations also included a review of the transactions between the Company and BEIID, of which Mr. Li is the executive deputy general manager and also between the Company and the Management Committee of Beijing Economic and Technology Development Zone, an affiliate of BEIID (for the relocation of the Company’s headquarters to China). The Board determined that the transactions did not impair Mr. Li’s independence.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP Fees for the Fiscal Years Ended December 31, 2009 and 2008

The aggregate fees billed for professional accounting services by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2009 and 2008 are as follows:

	Fiscal Year Ended December 31,
	2009	2008
Audit Fees (1)	$4,665,000	$9,716,000
Audit-Related Fees (2)	153,000	1,282,000
Tax Fees (3)	42,000	25,000
All Other Fees (4)	3,000	3,000
Total Fees	$4,863,000	$11,026,000

(1)   Audit fees are fees for professional services rendered for the integrated audit of UTStarcom’s consolidated financial statements and of its internal control over financial reporting, for review of the interim consolidated financial statements included in quarterly reports, and for services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.

(2)   Audit-related fees represent aggregate fees paid or accrued for professional services rendered for accounting consultations and other procedures performed with respect to certain Company acquisition and divestiture efforts.

(3)   Tax fees are fees for tax services related to tax compliance, tax planning and tax advice.

(4)   All other fees are fees for an online accounting research tool.

The Audit Committee has determined that the provision to us by PricewaterhouseCoopers LLP of non-audit services as listed above is compatible with PricewaterhouseCoopers LLP maintaining its independence.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has direct responsibility for the appointment, retention, evaluation, compensation, oversight and termination of the independent registered public accounting firm employed by us. The Audit Committee has authorized Mr. Ryan to pre-approve audit and non-audit services to be performed by our independent registered public accounting firm. Such preapproval by Mr. Ryan is to be followed up for approval by the Audit Committee at its quarterly meetings. For the fiscal year 2009, there were no audit-related fees, tax fees, or any other non-audit fees that were approved by the Audit Committee pursuant to the “de minimis” exception under Regulation S-X Rule 2-01(c)(7)(i)(C).

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this Amendment No.1 to the Annual Report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTSTARCOM, INC.

Date: April 27, 2010	By:	/s/ KENNETH LUK
	Name:	Kenneth Luk
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name		Title	Date

/s/ PETER BLACKMORE		Chief Executive Officer, President and	April 27, 2010
Peter Blackmore		Director (principal executive officer)

/s/ KENNETH LUK		Senior Vice President, Chief Financial	April 27, 2010
Kenneth Luk		Officer (principal financial officer and principal accounting officer)

*		Director	April 27, 2010
Hong Liang Lu

*		Chairman	April 27, 2010
Thomas J. Toy

*		Director	April 27, 2010
Jeff Clarke

*		Director	April 27, 2010
Allen Lenzmeier

*		Director	April 27, 2010
Bruce J. Ryan

* By:	/s/ PETER BLACKMORE
Attorney-in-fact