Form 10-Q
period 2010-03-31
UTSTARCOM INC
filed 2010-05-10
CIK 1030471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 29, 2010 there were 131,512,481 shares of the registrant’s common stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2010	2009
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$234,441	$265,843
Short-term investments	279	1,038
Accounts receivable, net of allowances for doubtful accounts of $30,052 and $26,065, respectively	44,745	42,346
Notes receivable	473	1,427
Inventories	71,565	72,300
Deferred costs	127,909	130,453
Prepaids and other current assets	53,004	47,906
Short-term restricted cash	20,941	26,448
Total current assets	553,357	587,761
Property, plant and equipment, net	129,168	130,612
Long-term investments	9,001	8,402
Long-term deferred costs	173,673	184,978
Long-term deferred tax assets	4,833	4,822
Other long-term assets	12,957	12,536
Total assets	$882,989	$929,111
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$42,333	$54,115
Income taxes payable	—	1,130
Customer advances	131,734	120,364
Deferred revenue	170,487	170,777
Deferred tax liabilities	3,890	3,890
Other current liabilities	133,873	142,894
Total current liabilities	482,317	493,170
Long-term deferred revenue	140,316	160,932
Other long-term liabilities	19,639	18,858
Total liabilities	642,272	672,960
Commitments and contingencies (Note 10)
Equity:
UTStarcom, Inc. stockholders’ equity:
Common stock: $0.00125 par value; 750,000 authorized shares; 131,510 and 130,095 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	153	153
Additional paid-in capital	1,254,367	1,251,532
Accumulated deficit	(1,083,137)	(1,067,174)
Accumulated other comprehensive income	68,546	70,848
Total UTStarcom, Inc. stockholders’ equity	239,929	255,359
Noncontrolling interests	788	792
Total equity	240,717	256,151
Total liabilities and equity	$882,989	$929,111

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2010	2009
	(In thousands, except per share data)
Net sales
Products	$69,180	$105,512
Services	11,667	13,828
	80,847	119,340
Cost of net sales
Products	46,282	87,036
Services	7,356	10,652
Gross profit	27,209	21,652
See Note 16 for net sales to related party and associated cost of net sales
Operating expenses:
Selling, general and administrative	30,190	54,180
Research and development	10,023	21,508
Restructuring	7,507	4,819
Net gain on divestiture	(1,752)	—
Total net operating expenses	45,968	80,507

Operating loss	(18,759)	(58,855)

Interest income	348	749
Interest expense	(70)	(290)
Other income (expense), net	4,867	(7,214)

Loss before income taxes	(13,614)	(65,610)
Income tax expense	(2,353)	(1,824)
Net loss	(15,967)	(67,434)
Net loss attributable to noncontrolling interests	4	1
Net loss attributable to UTStarcom, Inc.	$(15,963)	$(67,433)

Net loss per share attributable to UTStarcom, Inc. - Basic and Diluted	$(0.12)	$(0.54)

Weighted average shares used in per-share calculation - Basic and Diluted	129,415	125,731

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,967)	$(67,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on divestiture	(1,752)	—
Gain on settlement of an investment interest	(422)	—
Depreciation and amortization	1,978	3,512
Stock-based compensation expense	2,860	4,146
Provision for doubtful accounts	4,046	8,347
Other	(30)	(158)
Changes in operating assets and liabilities, net of dispositions:
Accounts receivable	(8,461)	54,938
Inventories and deferred costs	19,214	8,167
Other assets	(598)	38,006
Accounts payable	(16,860)	(66,151)
Income taxes payable	(539)	3,441
Customer advances	8,979	18,525
Deferred revenue	(19,878)	(6,191)
Other liabilities	(16,685)	(11,155)
Net cash used in operating activities	(44,115)	(12,007)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(470)	(1,055)
Proceeds from divestiture	1,500	—
Deposit received on pending sale of building	6,583	—
Change in restricted cash	4,995	2,068
Proceeds from settlement of an investment interest	422	—
Purchase of an investment interest	(563)	—
Purchase of short-term investments	(5,102)	(2,055)
Proceeds from sale of short-term investments	3,264	5,341
Other	814	301
Net cash provided by investing activities	11,443	4,600
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(25)	—
Other	—	(163)
Net cash used in financing activities	(25)	(163)
Effect of exchange rate changes on cash and cash equivalents	1,295	(2,463)
Net decrease in cash and cash equivalents	(31,402)	(10,033)
Cash and cash equivalents at beginning of period	265,843	309,603
Cash and cash equivalents at end of period	$234,441	$299,570

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2009 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2009 financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, expenses and gains and losses not affecting retained earnings that are reported in the consolidated financial statements and accompanying disclosures. Actual results may be different. See the Company’s 2009 Annual Report for discussion of the Company’s critical accounting policies and estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

In December 2009, the Company entered into a Sales Leaseback Agreement for the sale of its manufacturing, research and development, and administrative offices facility in Hangzhou, China to a third party for approximately $140 million with leaseback of a portion of the facility. To date, the Company has received proceeds of approximately $13.9 million on the transaction. On March 8, 2010, the Company obtained an irrevocable bank guarantee letter from the buyer for the remaining amount of the cash proceeds from the Sale Leaseback Agreement. In April 2010, an additional $55.9 million of sales proceeds were placed in escrow by the buyer. The agreement is expected to close in the second quarter of 2010.

On February 1, 2010, the Company entered into agreements for a strategic relationship with Beijing E-town International Investment and Development Co., Ltd (“BEIID”) which includes an investment of $48.5 million in the Company’s common stock by BEIID, and two unrelated investment funds, Elite Noble Limited and Shah Capital Opportunity Fund LP. These agreements are expected to close in the second quarter of 2010.

Management believes that both the Company’s China and non-China operations will have sufficient liquidity to finance working capital and capital expenditure needs during the next 12 months. If the Company is not able to execute its plan successfully, the Company may need to obtain funds from equity or debt financings. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company or at all, and if funds are raised in the future through issuance of preferred stock or debt, these securities could have rights, privileges or preference senior to those of the Company’s common stock and newly issued debt could contain debt covenants that impose restrictions on the Company’s operations. Further, any sale of newly issued debt or equity securities could result in additional dilution to the Company’s current shareholders.

NOTE 2 — ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period, which excludes nonvested restricted stock. Diluted EPS presents the amount of net income (loss) available to each share of common stock outstanding during the period plus each share of common stock that would have been outstanding assuming the Company had issued shares of common stock for all dilutive potential common shares outstanding during the period. The Company’s potentially dilutive common shares include outstanding stock options, nonvested restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”) shares prior to termination of the ESPP effective May 15, 2009, which are reflected in diluted net income per share by application of the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares. For the three months ended March 31, 2010 and 2009, no potential common shares were dilutive because of the net loss in the periods. Potential shares of common stock of approximately 9.2 million and 15.1 million were excluded from the diluted per share calculation for the three months ended March 31, 2010 and 2009, respectively, because to include them would have been anti-dilutive for the periods.

Fair Value

Pursuant to the accounting guidance for fair value measurements and its subsequent updates, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The accounting guidance also establishes a three-tier fair value hierarchy which requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The fair value hierarchy prioritizes the inputs into three levels that may be used in measuring fair value as follows:

Level 1 - observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2 - inputs other than the quoted prices in active markets for identical assets or liabilities that are observable either directly or indirectly.

Level 3 - unobservable inputs based on the Company’s assumptions.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. In the first quarter of 2010, the Company adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers between hierarchy levels. Beginning in the first quarter of 2011, these amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). These amended standards do not significantly impact the Company’s consolidated financial statements.

At March 31, 2010, the Company had no assets and liabilities measured at fair value on a recurring basis. The Company’s money market funds are recorded at cost which approximates fair value, classified within Level 1 of the fair value hierarchy. The fair value of certain of the Company’s financial instruments that are not measured at fair value, including accounts receivable, accounts payable, and other current liabilities, approximates the carrying amount because of their short maturities.

During the quarter ended March 31, 2010, the Company had no assets and liabilities measured at fair value on a non-recurring basis. At December 31, 2009, the Company determined as a result of the sale leaseback transaction entered into in December 2009 (see Note 7) that the net book value of its Hangzhou facility was in excess of its fair value. Due to the apparent decline in value, the Company conducted a recoverability test for this entity-wide asset and determined the carrying value of the net assets of the Company exceeded the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. In the Company’s assessment of fair value, management placed primary reliance on the market approach (the third party offer). The result of this analysis reduced the Company’s overall assessment of fair value of the property by $33.3 million. Accordingly, the Company recorded a non-cash impairment charge of $33.3 million during the fourth quarter of 2009. The Company’s overall assessment of fair value of the property at December 31, 2009 was based on Level 2 inputs.

Variable Interest Entities

In June 2009, the FASB issued authoritative guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. The Company adopted this new standard in the first quarter of fiscal year 2010. See Note 17 for the impact of the adoption of the guidance on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

NOTE 3—DIVESTITURES

Sale of Remote Access Server product line

In January 2010, the Company completed a sale of certain assets and liabilities related to its Remote Access Server (“RAS”) product line and received total consideration of approximately $1.5 million. The primary RAS product was the Total Control 1000 Transaction Gateway, which offers the market a proven processing platform for carrier-class transaction network service providers and enterprises for dial-up connectivity. In the first quarter of 2010, the Company transferred net liabilities of approximately $0.3 million in connection with this transaction and recorded a net gain of $1.8 million as a reduction of operating expenses. The Company determined that the divestiture of the RAS product line did not meet the criteria for presentation as a discontinued operation as the RAS product line did not meet the definition of component of an entity.

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

Sale of Assets to Marvell Technology Group Ltd

In February 2006, the Company sold substantially all of the assets and selected liabilities of its semiconductor design business division to Marvell Technology Group Ltd. (“Marvell”). In connection with the sale of assets, the Company entered into a supply agreement with Marvell to purchase chipsets for the Company’s handset products over the next five years. The value allocated to the supply agreement of $20.2 million has been amortized in proportion to the quantities of chipsets purchased under the supply agreement. During the first quarter of 2009, the Company revised its estimates of customer demand for certain handset products and determined that future chipset purchases from Marvell would be negligible. As a result, the Company fully amortized against cost of goods sold the remaining value of the supply agreement of $8.5 million in the three months ended March 31, 2009.

NOTE 4 - COMPREHENSIVE LOSS

Total comprehensive loss for the three months ended March 31, 2010 and 2009 consisted of the following:

	Three months ended March 31,
	2010	2009
	(in thousands)
Net loss	$(15,967)	$(67,434)
Unrealized loss on investments, net of tax	—	(698)
Foreign currency translation	(2,302)	573
Comprehensive loss	(18,269)	(67,559)
Comprehensive loss attributable to noncontrolling interests (1)	(4)	(1)
Comprehensive loss attributable to UTStarcom, Inc.	$(18,265)	$(67,558)

(1)   Comprehensive loss attributable to noncontrolling interests consisted solely of net loss.

The changes in noncontrolling interests during the three months ended March 31, 2010 and 2009 were as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
Balance at beginning of period	$792	$808
Comprehensive loss attributable to noncontrolling interests	(4)	(1)
Balance at end of period	$788	$807

NOTE 5 — BALANCE SHEET DETAILS

As of March 31, 2010 and December 31, 2009, total inventories consisted of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)
Inventories:
Raw materials	$16,874	$18,863
Work in process	15,712	12,881
Finished goods (1)	38,979	40,556
Total inventories	$71,565	$72,300

(1)   Includes finished goods at customer sites of approximately $29.1 million and $33.8 million at March 31, 2010 and December 31, 2009, respectively, for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer.

Inventories of approximately $3.8 million held by the Company’s manufacturing outsource partner are recorded in prepaids and other current assets in the condensed consolidated balance sheet at March 31, 2010.

NOTE 6 - CASH, CASH EQUIVALENTS, INVESTMENTS

Cash and cash equivalents, consisting primarily of bank deposits and money market funds, are recorded at cost which approximates fair value because of the short-term nature of these instruments. At March 31, 2010 and December 31, 2009, there were no available-for-sale securities investments subject to fair value accounting included in cash and cash equivalents or long-term investments.

Short-term investments, consisting of bank notes, were $0.3 million and $1.0 million at March 31, 2010 and December 31, 2009, respectively. The Company accepts bank notes receivable with maturity dates of between three and six months from its customers in China in the normal course of business. The Company may discount these bank notes with banking institutions in China. No bank notes were sold during the three months ended March 31, 2010. During the three months ended March 31, 2009, the Company sold $9.9 million of bank notes, and recorded immaterial costs as a result of discounting the notes. All long-term investments are in privately-held companies and are accounted for under the cost method. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. In making this determination, the Company reviews several factors to determine whether the losses are other-than-temporary, including but not limited to: (i) the length of time the investment was in an unrealized loss position, (ii) the extent to which fair value was less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

The following table shows the break-down of the Company’s investments in equity securities classified as long-term investments at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(in thousands)

Cortina	$3,348	$3,348
GCT SemiConductor, Inc.	3,000	3,000
Xalted Networks	1,583	1,583
SBI	1,070	471
Total equity securities	$9,001	$8,402

SBI NEO Technology A Investment LPS (“SBI”)

In 2008, the Company invested $0.5 million into SBI in exchange for approximately 2% of the Partnership interest. The Partnership’s investment objective is to invest in unlisted or listed companies in Japan and overseas that are engaged in high growth businesses, including businesses focused on information technology and the environment. In the first quarter of 2010, the Company contributed an additional $0.6 million into SBI, and at March 31, 2010 maintains an approximately 2% Partnership interest. The Company has concluded that it does not have a controlling interest in SBI as it does not have the power to direct the activities of SBI that most significantly impact the entity’s economic performance. Affiliates of a related party have a controlling interest in SBI, see Note 16. The Company accounts for the investment in SBI using the cost method.

NOTE 7 — LONG-LIVED ASSETS

In December 2009, the Company entered into a Property Transfer and Leaseback Agreement (the “Sale Leaseback Agreement”) for the sale of its manufacturing, research and development and administrative office facility in Hangzhou, China to a third party for approximately $140 million and the leaseback of a portion of the property through 2016. The transaction is expected to close in the second quarter of 2010, subject to customary closing conditions, including completion of required regulatory approvals.

In connection with the Sale Leaseback Agreement, on February 1, 2010, the Company entered into a Lease Contract (the “Lease”) with respect to the leaseback of a portion of the Hangzhou facility. Under the terms of the Lease, the Company will lease back 71,027 sqm gross floor area (“GFA”) aboveground and 12,000 sqm GFA underground of the building for a period of 6 years at a rate of approximately $0.37, $0.44 and $0.47, respectively, per sqm per day for years 1-2, 3-4 and 5-6, respectively, of the lease period for the aboveground space; and approximately $3.66 per sqm per month for the underground space for the full lease period. The Company is also required to pay a security deposit in the amount of approximately

$1.8 million and prepay part of the rent and fees for the last six months of the lease term in the amount of approximately $3.4 million on the same day when the first rent payment is due. The Company may terminate all or part of the Lease by giving six months advance notice, however, the Company would be required to pay penalties and additional compensation in the event of early termination.

At March 31, 2010 and December 31, 2009, the long-lived asset to be sold was classified as held for use as the Company expects to retain more than a minor portion of the use of the property through a six-year leaseback. The Company expects the transaction to qualify for sale-leaseback accounting upon closing. Any gain realized on the sale leaseback will be deferred and amortized over the leaseback term.

To date, the Company has received proceeds of approximately $13.9 million on the transaction. On March 8, 2010, the Company obtained an irrevocable bank guarantee letter from the buyer for the remaining amount of the cash proceeds from the Sale Leaseback Agreement. In April 2010, an additional $55.9 million of sales proceeds were placed in escrow by the buyer.

NOTE 8 - WARRANTY OBLIGATIONS AND OTHER GUARANTEES

The Company provides a warranty on its equipment and handset sales for a period generally ranging from one to two years from the time of final acceptance. At times, the Company has entered into arrangements to provide limited warranty services for periods longer than two years. The Company provides for the expected cost of product warranties at the time that revenue is recognized based on an assessment of past warranty experience and when specific circumstances dictate. The Company assesses the adequacy of its recorded warranty liability every quarter and makes adjustments to the liabilities if necessary. Specific warranty accruals are reversed upon the expiration of the warranty period and are recorded as a reduction of cost of net sales. From time to time, the Company may be subject to additional costs related to non-standard warranty claims from its customers. If and when this occurs, the Company estimates additional accruals based on historical experience, communication with its customers and various assumptions that the Company believes to be reasonable under the circumstances. Such additional warranty accruals are recorded in the period in which the additional costs are identified.

The following table summarizes the activity related to warranty obligations during the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
	(in thousands)
Balance at beginning of period	$16,150	$29,840
Accruals (reversals) for warranties issued during the period, net of expirations	(1,760)	3,582
Settlements made during the period	(2,379)	(3,608)
Balance at end of period	$12,011	$29,814

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

NOTE 9 - RESTRUCTURING COSTS

Restructuring Costs

During the first quarter of 2010, the Company recorded approximately $7.5 million in restructuring charges of which $7.1 million related to the 2009 Restructuring Plan and $0.4 million related to the 2008 Restructuring Plan. During the first quarter of 2009, the Company recorded approximately $4.8 million in restructuring charges of which $4.6 million related to the 2008 Restructuring Plan and $0.2 million related to the 2007 Restructuring Plan.

2009 Restructuring Plan

On June 9, 2009, the Board of Directors of the Company approved a restructuring plan (the “2009 Restructuring Plan”) designed to reduce the Company’s operating costs. The 2009 Restructuring Plan includes a worldwide reduction in force of approximately 50% of the Company’s headcount, or approximately 2,300 employees located primarily in China and the United States and, to a lesser degree, other international locations. During the three months ended March 31, 2010, the Company recorded restructuring costs of approximately $7.1 million related to the 2009 Restructuring Plan, net of approximately $0.3 million of reversal of charges recorded in fiscal year 2009. The restructuring costs for the three months ended March 31, 2010 consist primarily of severance and benefits related to additional employees included in the Restructuring Plan. Total restructuring costs recorded through March 31, 2010 related to the 2009 Restructuring Plan approximated $47.1 million.

2008 Restructuring Plan

During fiscal 2008, the Company implemented a restructuring plan (the “2008 Restructuring Plan”) primarily related to a global reduction in force across all functions and employee terminations at certain non-core operations which the Company was in the process of winding down. The total number of employees affected totaled approximately 750, including 350 in China, 200 in Korea and 200 in other locations including the United States. During the three months ended March 31, 2010, the Company recorded additional restructuring costs related to the 2008 Restructuring Plan of approximately $0.4 million for severance and benefit costs being recognized over the remaining service period for employees included in the 2008 Restructuring Plan. During the three months ended March 31, 2009, the Company recorded $4.6 million in restructuring charges related to the 2008 Restructuring Plan including $3.4 million for severance and benefits related to the transition of key functions to China and $1.1 million for lease termination costs. Total restructuring costs recorded through March 31, 2010 related to the 2008 Restructuring Plan approximated $19.7 million.

2007 Restructuring Plan

At March 31, 2010 the restructuring accrual for the 2007 Plan included within other liabilities of approximately $0.1 million was related to a lease obligation which expires in fiscal year 2010.

The activity in the accrued restructuring balances related to the plans described above was as follows for the three months ended March 31, 2010:

	Balance at	Restructuring	Cash	Non-cash	Balance at
	December 31, 2009	Charges	Payments	Settlement	March 31, 2010
	(in thousands)

2009 Restructuring Plan
Workforce Reduction	$16,939	$7,042	$(8,218)	$(1,194)	$14,569
Lease Costs	1,516	98	(132)	—	1,482
Other Costs	6	—	—	—	6
Total 2009 Restructuring Plan	18,461	7,140	(8,350)	(1,194)	16,057

2008 Restructuring Plan
Workforce Reduction	$2,526	$397	$(1,033)	$—	$1,890
Lease Costs	385	—	(236)	—	149
Other Costs	30	(30)	—	—	—
Total 2008 Restructuring Plan	2,941	367	(1,269)	—	2,039

2007 Restructuring Plan - Lease Costs	$305	$—	$(183)	$—	$122
Total	$21,707	$7,507	$(9,802)	$(1,194)	$18,218

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

Plaintiffs, the Company and the individual defendants have signed and filed a stipulation of settlement providing for the settlement of the case. Defendant Softbank is not a party to the settlement. The settlement is contingent on approval by the court. Under the terms of the settlement, the Company’s and individual defendants’ insurers would pay the full amount of the settlement. The Court has scheduled a preliminary approval hearing for May 10, 2010. There is no assurance that the settlement will receive court approval. Accordingly, the Company is unable at this time to estimate the effects of this lawsuit on the Company’s financial position, results of operations, or cash flows.

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

The parties have signed a binding Memorandum of Understanding providing for the settlement of the case. The settlement requires completion of final settlement documentation. The settlement is contingent on approval by the court. Under the terms of the settlement, the individual defendants’ insurer would pay the full amount of the monetary portion of the settlement. On April 15, 2010, plaintiff filed a Request for Dismissal without prejudice with the Court of Appeals. Pursuant to the Request, the appeal may be reinstated if the Superior Court does not grant preliminary or final approval of the settlement. There is no assurance that the settlement will receive court approval. Accordingly, the Company is unable at this time to estimate the effects of this lawsuit on the Company’s financial position, results of operations, or cash flows.

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

The parties have reached a global settlement of the litigation. Under the settlement the insurers will pay the full amount of the settlement share allocated to the Company, and the Company will bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. On October 5, 2009, the Court entered an Opinion and Order granting final approval of the settlement. Certain objectors have filed appeals. If for any reason the settlement does not become effective, the Company believes it has meritorious defenses to the claims and intends to defend the action vigorously.

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

Letters of credit

The Company issues standby letters of credit primarily to support international sales activities outside of China and in support of purchase commitments. When the Company submits a bid for a sale, often the potential customer will require that the Company issue a bid bond or a standby letter of credit to demonstrate its commitment through the bid process. In addition, the Company may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees. The standby letters of credit usually expire without being drawn by the beneficiary thereof. Finally, the Company may issue commercial letters of credit in support of purchase commitments. At March 31, 2010, the Company had short-term restricted cash of $20.9 million, and had long-term restricted cash of $11.1 million included in other long-term assets. The restricted cash amounts primarily collateralize the Company’s outstanding letters of credit approximating $25.7 million at March 31, 2010.

NOTE 11 — STOCK INCENTIVE PLANS

During the quarter ended March 31, 2010, the Company granted equity awards primarily consisting of restricted stock and restricted stock units (“RSUs”), and to a much lesser extent, option awards. Such awards generally vest over a period of one to four years from the date of grant. Restricted stock has the voting rights of common stock and the shares underlying restricted stock are issued and outstanding.

In February 2008, the Compensation Committee granted 1,073,333 performance-based awards to certain senior executive officers. During the third quarter of 2008, 233,333 of these contingently issuable shares were forfeited as a result of employee terminations. On October 6, 2008, the performance requirements with respect to 60,000 of these contingently issuable shares were eliminated, these restricted stock units have a fair value of $2.69 per share, which equals the closing price of the Company’s common stock on the NASDAQ Stock Market on the measurement date of October 6, 2008. On February 18, 2009, the Committee determined, based on the Company’s and each executive officer’s level of performance during the Company’s 2008 fiscal year, that an additional 367,500 shares underlying the previously granted performance-based restricted stock units had been earned, each of these performance-based restricted stock units has a fair value of $1.27 per share, which equals the closing price of the Company’s common stock on the NASDAQ Stock Market on the measurement date of February 18, 2009. These restricted stock units vested 50% on February 27, 2009 and 50% vested on February 26, 2010.

In February 2009, the Compensation Committee also granted to senior executive officers 313,293 restricted stock units with a four-year vesting and an additional 626,586 performance-based awards, subject to the attainment of goals determined by the Compensation Committee. The Company may be subject to variable levels of expense related primarily to the varying levels of performance, as well as for fluctuations in the Company’s stock price as these awards are “marked to market” periodically until the earlier of i) the date of the Compensation Committee’s determination on performance or ii) the date they were deemed fully vested as a result of involuntary termination. Of the 626,586 performance-based awards granted in February 2009, 401,859 awards were deemed fully vested during fiscal 2009 as a result of involuntary terminations, prior to the annual Compensation Committee’s evaluation of performance. At its meeting on February 18, 2010, the Compensation Committee evaluated the performance against established objectives of the remaining 224,727 performance-based awards and determined 148,769 RSUs were earned.

In February 2010, the Compensation Committee decided no new stock-based awards would be granted to senior executives for the 2010 year in light of the Company’s previously announced planned changes in management.

To reduce the Company’s long term cost structure and manage shareholder dilution, the Company has elected to terminate the ESPP program effective May 15, 2009. The cancellation has been accounted for as a settlement of shares for no consideration. This resulted in an immediate expense recognition in the first quarter of 2009 of $1.2 million associated with the unrecognized compensation for canceled purchase periods of the 24-month offering.

The total stock-based compensation expense, including the ESPP expense described above, recognized in the condensed consolidated statement of operations for the three months ended March 31, 2010 and 2009 was as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
Cost of net sales	$57	$430
Selling, general and administrative	1,401	2,439
Research and development	208	897
Restructuring	1,194	380
Total	$2,860	$4,146

Option activity as of March 31, 2010 and changes during the three months ended March 31, 2010 was as follows:

	Shares	Weighted average exercise price
	(in thousands)
Options outstanding at December 31, 2009	5,750	$8.98
Options Granted	100	$2.18
Options Exercised	—	$—
Options Forfeited or expired	(473)	$10.36
Options outstanding at March 31, 2010	5,377	$8.73

Nonvested restricted stock and restricted stock units as of March 31, 2010, and changes during the three months ended March 31, 2010, were as follows:

	Shares	Weighted average grant date fair value
	(in thousands)
Nonvested at December 31, 2009	4,030	$2.38
Granted	730	$2.43
Vested	(1,250)	$2.44
Forfeited	(128)	$1.81
Total nonvested at March 31, 2010	3,382	$2.39

At March 31, 2010, there was approximately $7.4 million of total unrecognized compensation cost, related to non-vested stock options, restricted stock and restricted stock units, as measured, which the Company expects to recognize over a weighted-average period of 1.9 years. For additional information regarding the Company’s stock-based compensation plans, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 12 - INCOME TAXES

As of December 31, 2009, the Company had gross unrecognized tax benefits of approximately $90.6 million and had certain deferred tax assets and the federal tax benefit of state income tax items totaling $77.8 million. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and decrease the Company’s net loss is approximately $12.8 million. The Company reduced its total unrecognized tax benefits by approximately $26.5 million during the first quarter of 2009 due to statute of limitations expirations and settlements of income tax audits. The portion of this $26.5 million reduction of gross unrecognized tax benefits that decreased the provision for income taxes and decreased the Company’s net loss during the quarter was approximately $1.4 million.

As of March 31, 2010, the Company had gross unrecognized tax benefits of approximately $91.5 million and had certain deferred tax assets and the federal tax benefit of state income tax items totaling $78.1 million. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and decrease the Company’s net loss is approximately $13.4 million.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $3.1 million as of December 31, 2009 and approximately $3.2 million as of March 31, 2010.

The Company is subject to taxation in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The Company is under audit by the taxing authorities in China on a recurring basis. The material jurisdictions that the Company is subject to examination are in the United States and China. The Company’s tax years for 1999 through 2009 are still open for examination in China. The Company’s tax years for 2006 through 2009 are still open for examination in the

United States. The Company believes that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $1.0 million during the next 12 months as income tax audits are settled and statute of limitations expire. The portion of the $1.0 million of gross unrecognized tax benefits that would decrease the provision for income taxes and increase the Company’s net income is approximately $0.7 million.

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

Income tax expense was $2.4 million for the three months ended March 31, 2010 compared to $1.8 million for the three months ended March 31, 2009. Income tax expense for the three months ended March 31, 2009 included a one-time tax benefit of $2.8 million related to the recognition of previously unrecognized tax benefits and the reversal of interest and penalties due to statute of limitations expirations and income tax audit settlements. The decrease in income tax expense in the first quarter of 2010 compared with the first quarter of 2009, excluding the one-time tax benefit of $2.8 million, was primarily due to the decreased ordinary income in jurisdictions where the Company has been profitable.

For 2010 and 2009, the Company has not provided any tax benefit on any forecasted losses incurred and tax credits generated in the United States and other countries, because management believes that it is more likely than not that the tax benefit associated with these losses will not be realized. Also, for 2010 and 2009, the Company continues to accrue tax expense in jurisdictions where the Company has been historically profitable. Estimates of the annual effective tax rate at the end of the interim periods are based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

NOTE 13 - OTHER INCOME (EXPENSE), NET

Other income (expense), net for the three months ended March 31, 2010 and 2009, respectively were comprised of the following:

	Three months ended March 31,
	2010	2009
	(in thousands)
Foreign exchange gains (losses)	$4,087	$(7,258)
Settlement with MRV Communications (1)	422	—
Other	358	44
Total	$4,867	$(7,214)

(1)          Previously, the Company held an 8% ownership interest in Fiberxon, which was acquired by MRV Communications (“MRV”) in 2007. In connection with the acquisition, Fiberxon shareholders received cash and stock as well as the right to potential deferred consideration. During the current period, MRV entered into a settlement agreement for dismissal of legal proceedings between MRV and the former shareholders of Fiberxon regarding the amount of contingent consideration owed related to its acquisition. Proceeds received represented the Company’s proportionate share of the settlement amounts.

NOTE 14 - SEGMENT REPORTING

In the fourth quarter of 2009, the Company substantially completed the wind-down of its handset business. Except for sales relating to inventory clearing, the Company does not expect any significant handset revenue in 2010. Beginning on

January 1, 2010, the Company integrated its Services Segment into its Multimedia Communications and Broadband Infrastructure segments based on products for which services are performed. Effective January 1, 2010, the new reporting segments are as follows:

•                  Multimedia Communications—Focused on development and market opportunities in IPTV solutions and Wireless infrastructure technologies, including related services revenue.

•                  Broadband Infrastructure—Focused on our world class portfolio of broadband products, including related services revenue.

•                  Handsets—Focused on mobile phone business including PAS and CDMA handset market, as well as data cards markets. Handset sales to PCD LLC, which commenced after the July 1, 2008 sale of PCD, are included in this segment.

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

Summarized below are the Company’s segment net sales, gross profit and segment margin for the three months ended March 31, 2010 and 2009 based on the current reporting segment structure. The Company has reclassified its previously reported segment information for the three months ended March 31, 2009 to conform to the current segment presentation.

	Three months ended March 31,
		% of net		% of net
	2010	sales	2009	sales
	(in thousands)
Net Sales by segment
Multimedia Communications	$42,324	52%	$42,484	36%
Broadband Infrastructure	34,554	43%	20,795	17%
Handsets	3,969	5%	56,061	47%
Total	$80,847	100%	$119,340	100%

	Three months ended March 31,
		Gross		Gross
	2010	Profit%	2009	Profit%
	(in thousands)
Gross profit by segment
Multimedia Communications	$16,020	38%	$12,867	30%
Broadband Infrastructure	9,623	28%	2,483	12%
Handsets	1,566	39%	6,302	11%
Total	$27,209	34%	$21,652	18%

	Three months ended March 31,
	2010	2009
	(in thousands)
Segment Margin and Operating Loss
Multimedia Communications	$8,201	$633
Broadband Infrastructure	6,544	(2,365)
Handsets	1,191	236
Total segment margin	15,936	(1,496)
General and Corporate	(34,695)	(57,359)
Operating Loss	$(18,759)	$(58,855)

Sales are attributed to a geographical area based upon the location of the customer. Sales data by geographical area are as follows:

	Three months ended March 31,
		% of net		% of net
	2010	sales	2009	sales
	(in thousands)
Net Sales by region
China	$39,975	49%	$51,219	43%
United States	3,453	4%	41,259	35%
Japan	11,096	14%	6,537	5%
Philippines	12,684	16%	805	1%
Other	13,639	17%	19,520	16%
Net sales	$80,847	100%	$119,340	100%

Long-lived assets, consisting of property, plant and equipment, by geographical area are as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)
United States	$110	$170
China	128,391	129,746
Other	667	696
Total long-lived assets	$129,168	$130,612

NOTE 15 - CREDIT RISK AND CONCENTRATION

At March 31, 2010, the Company’s accounts receivable balance included amounts due from Philippine Long Distance Telephone Company and Softbank Telecom representing approximately 14% and 11% of the total accounts receivable of the Company, respectively. At December 31, 2009, the Company’s accounts receivable balance included amounts due from China Telecom, JiangSu Branch representing approximately 11% of the total accounts receivable of the Company.

The following customers accounted for 10% or more of the Company’s net sales:

For the three months ended March 31,	% of net sales

2010
Philippine Long Distance Telephone Company	16%
Softbank and affiliates	13%

2009
PCD LLC	32%

Approximately 15% and 22% of the Company’s net sales during the three months ended March 31, 2010 and 2009, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $39.8 million and $45.7 million as of March 31, 2010 and December 31, 2009, respectively. The Company extends credit to its customers in China generally without requiring collateral. With respect to global sales outside of China, the Company may require letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

Approximately 49% and 43% of the Company’s sales for the three months ended March 31, 2010 and 2009, respectively, were made in China. Accordingly, the political, economic and legal environment, as well as the general state of China’s economy may influence the Company’s business, financial condition and results of operations. The Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China’s telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

NOTE 16 - RELATED PARTY TRANSACTIONS

Softbank and affiliates

The Company recognizes revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers ADSL coverage throughout Japan, which is marketed under the name “YAHOO! BB.” The Company supports Softbank’s fiber-to-the-home service through sales of its carrier class GEPON product as well as its NetRing™ product. In addition, the Company supports Softbank’s new internet protocol television (“IPTV”), through sales of its RollingStream™ product. During the three months ended March 31, 2010 and 2009, the Company recognized revenue and related cost of net sales for sales of telecommunications equipment and services to affiliates of Softbank as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Net sales	$10,674	$6,165
Cost of net sales	5,094	3,917
Gross profit	$5,580	$2,248

Gross profit as a percentage of net sales fluctuations are expected and primarily result from changes in product mix. Included in accounts receivable at March 31, 2010 and December 31, 2009 were $10.7 million and $5.5 million, respectively, related to these transactions.

Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of March 31, 2010 and December 31, 2009, the Company’s customer advance balance related to Softbank agreements was $0.2 million and $0.2 million, respectively. The current deferred revenue balance related to Softbank was $1.1 million and $1.4 million as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, the Company’s noncurrent deferred revenue balance related to Softbank was $9.1 million compared to $8.8 million as of December 31, 2009.

As discussed in Note 6, the Company has a $1.1 million investment in SBI. Affiliates of Softbank have a controlling interest in SBI.

As of March 31, 2010, Softbank beneficially owned approximately 11% of the Company’s outstanding stock.

NOTE 17—VARIABLE INTEREST ENTITIES

In October 2008, the Company made an investment in Turnstone Environment Technologies LLC (“TET”), a Delaware limited liability company formed for the purpose of licensing and developing energy efficient renewable cooling solutions for cell towers in the telecommunications industry. In exchange for 5,180,788 Series A Preferred units representing approximately 22% of voting interest in TET and 500,000 Series A Preferred warrants at an exercise price of $0.9265 per unit and with an expiration term of 5 years, the Company contributed $4.8 million in cash. The Company currently does not have any representation on TET’s board of directors nor the ability to control the management and operation decisions of TET. The operations of TET are in the development stage and the entity is actively seeking additional investors. The Company does not intend to and has no obligation to fund future losses or make additional contributions other than its initial investment. As of December 31, 2009 and 2008, TET was in effect entirely funded by the Company’s initial investment as the capital contributions of the other current investors were not substantive. The Company determined that the venture was a variable interest entity and the Company was the primary beneficiary because it was exposed to the majority of the variable interest entity’s expected losses. Therefore, the Company was required to consolidate TET’s financial statements under ASC 810-10-15, Variable Interest Entities Subsections. Beginning January 1, 2009, the assets, liabilities and operating results of TET were consolidated into the Company’s balance sheet and statement of operations. TET had no revenues and $3.9 million in expenses for the year ended December 31, 2009, of which $3.1 million relates to amortization of an acquired exclusive license to utilize solar cooling technology. The Company initially determined the appropriate amortization period for the exclusive license was to match the estimated revenue generation period from sale of products utilizing the licensed technology. In the third quarter of 2009, as a result of the delay in revenue generation, the Company changed its estimate to a systematic and rational allocation of straight-line amortization expense based on the term of the technology license. TET’s operations are not considered to be integral to the Company’s major operating activities. As such, all income and expenses from TET’s operations, which are includable in the Company’s income statement as a result of the application of ASC 810-10-15, Variable Interest Entities Subsections, have been classified within operating expense.

In the fourth quarter of 2009, the Company evaluated several fourth quarter events, including the continued unsuccessful efforts of TET to secure additional funding; the continued unsuccessful efforts of TET to locate a suitable local manufacturing partner, TET’s continued need to amend and extend payment due dates of the acquired exclusive license to utilize solar cooling technology and the departure of a key employee of TET. The Company determined that the combined effect of these events, as well as others, was a triggering event for an impairment analysis of TET’s long-lived assets. The Company furthered determined that the estimated cash flows from TET were not sufficient to recover the carrying value of TET’s net assets. As a result, the Company recorded a $0.9 million impairment charge, included within operating expense, equal to its initial cost of investment of $4.8 million less the cumulative absorbed losses to date. As of December 31, 2009, the effect of consolidating TET resulted in an immaterial impact on the consolidated balance sheet.

In June 2009, the FASB issued authoritative guidance which revised the approach to identifying primary beneficiaries from a quantitative-based risks-and rewards calculation to a qualitative approach when assessing whether an entity has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. The Company adopted this new guidance in the first quarter of fiscal year 2010. Under the new guidance, the Company concluded that it does not have the power to direct the activities of TET that most significantly impact the entity’s economic performance, and therefore, is not TET’s primary beneficiary which would require consolidation. The Company further concluded that under the new guidance it would have accounted for its initial investment under the cost method . The new guidance also requires an enterprise upon initial adoption to determine the carrying amount of an investment in an entity that is no longer consolidated, as if it always had applied the provisions of the new guidance. Because under either the consolidation model or the cost method, the balance(s) of the assets/liabilities (investment) would be zero in the financial statements of the Company at December 31, 2009 or January 1, 2010, respectively, the adoption of the new guidance in the first quarter of 2010 has no financial statement impact to the Company.

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

EXECUTIVE SUMMARY

We are one of the leading global providers of Internet Protocol (“IP”)-based network solutions including the integration and support services sold to telecommunications operators in both emerging and established markets around the world. Our focus is to design and sell IP-based telecommunications infrastructure products including our primary product suite of Internet Protocol TV (“IPTV”), and broadband solutions along with the ongoing services relating to the installation, operation and maintenance of these products. Collectively our range of solutions is designed to expand and modernize telecommunications networks through smooth network system integration, lower operating costs and increased broadband access. We also provide the carriers with increased revenue opportunities by enhancing their subscribers’ user experience. The majority of our business is based in China and India. We also sell to service providers in selective markets in Asia, Latin America and Europe.

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

Overview of Our First Quarter 2010

•                  Net sales decreased $38.5 million to $80.8 million during the first quarter of 2010 compared to the same period in 2009. The decrease was primarily due to the wind-down of our handset business which resulted in a decrease of $52.1 million in revenue, partially offset by a $13.8 million increase in sales of the Broadband Infrastructure segment.

•                  Gross profit was $27.2 million, or 34% of net sales, in the first quarter of 2010, compared to $21.7 million, or 18% of net sales, in the corresponding period of 2009. The overall gross profit increase both in absolute dollars and percentage of net sales were primarily due to the acceleration of PAS deferred revenue amortization of Multimedia Communications segment and increased sales of higher margin TN products in the Broadband Infrastructure segment.

•                  Selling, general and administrative and research and development operating expenses decreased $35.5 million primarily as a result of restructuring and other cost reduction initiatives.

•                  During the first quarter of 2010, we recorded restructuring costs of approximately $7.5 million as we continued to execute our 2009 Restructuring Plan and prior year restructuring plans. We expect to incur additional restructuring charges in 2010 as we continue to execute the 2009 and 2008 Restructuring Plans.

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

On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals including third party commissions payable, restructuring liabilities, litigation and other contingencies, stock-based compensation, product warranty, variable interest entities, inventories, deferred costs, research and development and capitalized software development costs, income taxes, impairment of intangible assets and long-lived assets, and valuation and impairment of investments have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. Management believes that there have been no significant changes during the three months ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 2 of notes to our condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

In the fourth quarter of 2009, we substantially completed the wind-down of our handset business. Except for sales relating to inventory clearing, we do not expect any significant revenue from our handset segment in 2010. In addition, in order to optimize our resources and improve efficiency, beginning on January 1, 2010 we integrated our Services Segment into our Multimedia Communications and Broadband Infrastructure segments based on products for which services are performed. Effective January 1, 2010 the new reporting segments are as follows:

•                  Multimedia Communications—Focused on development and market opportunities in IPTV solutions and Wireless infrastructure technologies, including related services revenue.

•                  Broadband Infrastructure—Focused on our world class portfolio of broadband products, including related services revenue.

•                  Handsets—Focused on mobile phone business including PAS and CDMA handset market, as well as data cards markets. Handset sales to PCD LLC, which commenced after the July 1, 2008 sale of PCD, are included in this segment.

We have reclassified our previously reported segment information for the three months ended March 31, 2009 to conform to the current segment presentation.

NET SALES

	Three months ended March 31,
		% of net		% of net
	2010	sales	2009	sales
	(in thousands)
Net Sales by segment
Multimedia Communications	$42,324	52%	$42,484	36%
Broadband Infrastructure	34,554	43%	20,795	17%
Handsets	3,969	5%	56,061	47%
Net sales	$80,847	100%	$119,340	100%

	Three months ended March 31,
		% of net		% of net
	2010	sales	2009	sales
	(in thousands)
Net Sales by region
China	$39,975	49%	$51,219	43%
United States	3,453	4%	41,259	35%
Japan	11,096	14%	6,537	5%
Philippines	12,684	16%	805	1%
Other	13,639	17%	19,520	16%
Net sales	$80,847	100%	$119,340	100%

Three months ended March 31, 2010 and 2009

Net sales decreased by 32% to $80.8 million during the three months ended March 31, 2010 compared to the same period in 2009. The decrease was primarily due to the wind-down of our handset business which resulted in a decrease of $52.1 million in revenue. This decrease was partially offset by the $13.8 million increase in sales of Broadband Infrastructure segment as we recognized $11.9 million on MSAN product revenue from an international customer. Multimedia Communications net sales remained stable at $42.3 million for the three months ended March 31, 2010, mainly due to accelerated amortization of PAS deferred product revenue.

For additional discussion, see the “Segment Reporting” section of this Item 2.

In 2010 and beyond, we do not expect significant new contracts for our PAS handsets and infrastructure equipment. As of March 31, 2010, we have approximately $165 million of deferred revenue associated with PAS infrastructure sales to be recognized ratably over the expected period of support. We review assumptions regarding the estimated post contract support periods on a regular basis. Due to the China telecommunication industry restructuring and launch of 3G services in China, the Ministry of Industry and Information Technology of China announced that PAS services in China will be phased out by January 1, 2012. In the fourth quarter of 2009, we determined the remaining expected period of support as 2 years and hence deferred revenue associated with PAS infrastructure is being recognized ratably beginning in the fourth quarter of 2009 through the fourth quarter of 2011. As a result of this change, net sales and gross profit in the first quarter of 2010 were increased by approximately $12.7 million and $4.5 million, respectively. In both fiscal 2010 and 2011, total net sales and gross profit associated with the amortization of all PAS-related deferred revenue will approximate $93 million and $33 million, respectively.

The economic uncertainty that we are operating in today could adversely impact our business. However, the majority of our business is based in China and India—two countries that are still projected to have economic growth in 2010. We currently offer and have initial market acceptance of our IPTV products in China, India, Taiwan and other geographic regions. We believe that the IPTV market presents a meaningful growth opportunity in these regions as well as other regions where we have targeted to expand our IPTV offerings. Our growth in India, however, may be adversely impacted by recent changes in India requiring all manufacturers to satisfy certain security and supply chain standards to the satisfaction of Indian authorities. We are working with the carriers who use our product to make sure we can satisfy these new requirements.

GROSS PROFIT

	Three months ended March 31,
		Gross		Gross
	2010	Profit%	2009	Profit%
	(in thousands)
Gross profit by segment
Multimedia Communications	$16,020	38%	$12,867	30%
Broadband Infrastructure	9,623	28%	2,483	12%
Handsets	1,566	39%	6,302	11%
Total	$27,209	34%	$21,652	18%

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

Three months ended March 31, 2010 and 2009

Gross profit was $27.2 million, or 34%, of net sales, in the three months ended March 31, 2010 compared to $21.7 million, or 18% of net sales, in the corresponding period of 2009. The overall gross profit increase both in absolute dollars and percentage of net sales was primarily due to the acceleration of PAS deferred revenue amortization of Multimedia Communications segment and increased sales of higher margin TN products in the Broadband Infrastructure segment. In addition, during the first quarter of 2010, there was $0.9 million of sales in Multimedia Communications segment of product which was previously fully written down. During the first quarter of 2009, we had lower gross margin due to additional inventory reserves partially offset by an $8.5 million decrease to cost of sales in the Handsets segment resulting from the amortization of the Marvell supply agreement (See Note 3 of notes to our condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.)

For additional discussion, see “Segment Reporting” section of this Item 2.

OPERATING EXPENSES

The following table summarizes our operating expenses:

	Three months ended March 31,
		% of net		% of net
	2010	sales	2009	sales
	(in thousands)
Selling, general and administrative	$30,190	37%	$54,180	45%
Research and development	10,023	13%	21,508	18%
Restructuring	7,507	9%	4,819	4%
Net gain on divestiture	(1,752)	(2)%	—	—
Total net operating expenses	$45,968	57%	$80,507	67%

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

SELLING, GENERAL AND ADMINISTRATIVE

Three months ended March 31, 2010 and 2009

SG&A expenses were $30.2 million for the three months ended March 31, 2010, a decrease of $24.0 million as compared to $54.2 million for the same period in 2009. The decrease in SG&A expense was primarily due to an $11.7 million decrease in personnel related expenses due to continuous streamlining of operations and recent cost reduction measures, a $4.4 million decrease in the provision for doubtful accounts, a $2.9 million reduction in legal and accounting fees as a result of reduced activity in investigations and litigation, a $1.6 million decrease in facility related expenses, a $1.3 million reduction in advertising and marketing, sales promotions, as well as shows and exhibits expenses due to reduced sales activities, a $0.9 million savings from reduction in the use of outside services, and a $0.8 million decrease in travel related expenses due to reduced travel activity and cost containment efforts.

RESEARCH AND DEVELOPMENT

Three months ended March 31, 2010 and 2009

R&D expenses decreased by $11.5 million during the three months ended March 31, 2010 compared to the same period in 2009. The decrease was mainly due to a $7.8 million decrease in personnel related expenses, $1.5 million savings from reduction in use of outside services, and a total of $1.9 million decrease in depreciation, software license, parts and facilities related expenses as we continued to streamline our operations and wind down our handset business unit.

RESTRUCTURING

Three months ended March 31, 2010

During the first quarter of 2010, we recorded approximately $7.5 million in restructuring charges of which $7.1 million related to the 2009 Restructuring Plan and $0.4 million related to the 2008 Restructuring Plan.

On June 9, 2009, our Board of Directors approved a restructuring plan (the “2009 Restructuring Plan”) designed to reduce our operating costs. The 2009 Restructuring Plan includes a worldwide reduction in force of approximately 50% of our headcount, or approximately 2,300 employees located primarily in China and the United States and, to a lesser degree, other international locations. During the three months ended March 31, 2010, we recorded restructuring costs of approximately $7.1 million related to the 2009 Restructuring Plan, net of approximately $0.3 million of reversal of charges recorded in fiscal year 2009. The restructuring costs for the three months ended March 31, 2010 primarily related to severance and benefits related to additional employees included in the Restructuring Plan. Total restructuring costs recorded through March 31, 2010 related to the 2009 Restructuring Plan approximated $47.1 million.

During fiscal 2008, we implemented a restructuring plan (the “2008 Restructuring Plan”) primarily related to a global reduction in force across all functions and employee terminations at certain non-core operations which we were in the process of winding down. The total number of employees affected totaled approximately 750, including 350 in China, 200 in Korea and 200 in other locations including the United States. During the three months ended March 31, 2010, we recorded additional restructuring costs related to the 2008 Restructuring Plan of approximately $0.4 million for severance and benefit costs being recognized over the remaining service period for employees included in the 2008 Restructuring Plan. Total restructuring costs recorded through March 31, 2010 related to the 2008 Restructuring Plan approximated $19.7 million.

Three months ended March 31, 2009

During the first quarter of 2009, we recorded approximately $4.8 million in restructuring charges of which $4.6 million related to the 2008 Restructuring Plan and $0.2 million related to a prior plan. The $4.6 million of charges related to the 2008 Restructuring Plan included $3.4 million for severance and benefits primarily related to the transition of key functions to China and $1.1 million for lease termination costs. Approximately 60 employees are affected by the transition of these key functions to China.

The majority of the remaining cash expenditures related to the 2009 and 2008 Restructuring Plans are expected to be paid in 2010. The remaining liabilities related to lease obligations are expected to be settled over the remaining lease term. We expect to incur additional restructuring charges in 2010 as we continue to execute the 2009 and 2008 Restructuring Plans.

STOCK-BASED COMPENSATION EXPENSE

At March 31, 2010, there was approximately $7.4 million of total unrecognized compensation cost, as measured, related to non-vested stock options and restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years. The following table summarizes the stock-based compensation expense in our consolidated statement of operations:

	Three months ended March 31,
	2010	2009
	(in thousands)
Cost of net sales	$57	$430
Selling, general and administrative	1,401	2,439
Research and development	208	897
Restructuring	1,194	380
Total	$2,860	$4,146

OTHER INCOME (EXPENSE)

INTEREST INCOME

Three months ended March 31, 2010 and 2009

Interest income was $0.3 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in interest income was primarily due to the effect of lower average cash balances and a decline in the average interest rate for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

INTEREST EXPENSE

Three months ended March 31, 2010 and 2009

Interest expense was $0.1 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.

OTHER INCOME (EXPENSE), NET

Three months ended March 31, 2010 and 2009

Other income was $4.9 million for the three months ended March 31, 2010 as compared to other expense of $7.2 million for the three months ended March 31, 2009. Other income for the three months ended March 31, 2010 was primarily due to $4.1 million of foreign currency gains, a $0.4 million settlement proceeds with MRV Communications (“MRV”) related to our investment in MRV which was sold in 2009, and $0.4 million of other immaterial items. Other expense, net for the three months ended March 31, 2009 was primarily due to $7.3 million of foreign currency losses.

INCOME TAX EXPENSE

Income tax expense is based upon a blended effective tax rate based upon our expectation of the amount of income to be earned in each tax jurisdiction and is accounted for under the liability method. Deferred income taxes are recognized for the differences between the tax bases of assets and liabilities and their financial statement amounts based on enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We expect to maintain a full valuation allowance on our remaining net deferred tax assets until an appropriate level of profitability that generates taxable income is sustained or until we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets will be realizable. Any reversal of valuation allowances will favorably impact our results of operations in the period of the reversal.

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

Three months ended March 31, 2010 and 2009

Income tax expense was $2.4 million for the three months ended March 31, 2010 compared to $1.8 million for the three months ended March 31, 2009. Income tax expense for the three months ended March 31, 2009 included a one-time tax benefit of $2.8 million related to the recognition of previously unrecognized tax benefits and the reversal of interest and penalties due to statute of limitations expirations and income tax audit settlements. The decrease in income tax expense in the first quarter of 2010 compared with the first quarter of 2009, excluding the one-time tax benefit of $2.8 million, was primarily due to the decreased ordinary income in jurisdictions where we have been profitable.

SEGMENT REPORTING

Summarized below are our segment sales revenue and gross profit for the three months ended March 31, 2010 and 2009, respectively.

Multimedia Communications

	Three months ended March 31
	2010	2009
	(in thousands)
Net sales	$42,324	$42,484
Gross profit	$16,020	$12,867
Gross profit as a percentage of net sales	38%	30%

During the three months ended March 31, 2010, sales of Multimedia Communications segment were stable at $42.3 as compared to the same period in 2009 as accelerated PAS deferred product revenue amortization offset decreases in revenue of all other major product lines. Amortization of PAS deferred product revenue accounted for $23.2 million or 55% of Multimedia Communication sales in the first quarter of 2010, compared to $10.5 million or 25% in the same period in 2009.

The gross profit and gross profit as a percentage of net sales increased to $16.0 million and 38%, respectively, for the three months ended March 31, 2010 from $12.9 million and 30% for the corresponding period in 2009. The increase in absolute dollars was primarily due to increased PAS deferred product revenue. The increase in gross profit percentage was mainly due to lower inventory provision for PAS and NGN products in 2010 as well as $0.9 million sales of product which was previously fully written down.

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

Broadband Infrastructure

	Three months ended March 31
	2010	2009
	(in thousands)
Net sales	$34,554	$20,795
Gross profit	$9,623	$2,483
Gross profit as a percentage of net sales	28%	12%

Broadband Infrastructure sales increased by 66%, or $13.8 million during the three months ended March 31, 2010, as compared to the same periods in 2009. The increase was mainly due to the increase in sales of MSAN products as we recognized $11.9 million revenue from an international customer. In addition, TN and GEPON products sales also increased during the first quarter of 2010. The increase was partially offset by the decrease of MSTP sales in the first quarter of 2010. TN product revenue comprised approximately 14% and 1% of Broadband Infrastructure sales for the three months ended March 31, 2010 and 2009, respectively. Softbank in Japan, one of our largest infrastructure customers, represented approximately 31% and 30% of total Broadband sales during the three months ended March 31, 2010 and 2009, respectively.

During the fourth quarter of 2009, we began recognizing revenue ratably on a significant customer contract over a seven year period; for the three months ended March 31, 2010, we recognized revenue of $2.9 million and immaterial gross profit on this contract.

Gross profit percentage increased to 28% for the three months ended March 31, 2010 from 12% for the corresponding period of 2009. The increase in gross profit percentage was primarily due to lower provision for inventory in 2010 compared to 2009, as well as increased sales of TN product with higher gross margin.

We may incur additional warranty expense and inventory reserves as we introduce new products and may be required to accrue additional contract losses for certain fixed price contracts as these contracts progress. These factors will result in negative impacts on our future gross margins, results of operations and financial position.

Handsets

	Three months Ended March 31
	2010	2009
	(in thousands)
Net sales	$3,969	$56,061
Gross profit	$1,566	$6,302
Gross profit as a percentage of net sales	39%	11%

Net sales decreased by 93%, or $52.1 million for the three months ended March 31, 2010 compared to the same period in 2009. The decrease was primarily due to the substantial wind-down of our worldwide handset business. Except for sales related to inventory clearing, we do not expect any significant handset revenue in 2010.

Gross profit as a percentage for our Handsets segment increased from 11% for the three months ended March 31, 2009 to 39% for the corresponding period in 2010. The increase was mainly due to inventory clearing sales of CDMA handset sales to PCD LLC which had been previously reserved, partially offset by inventory clearing sales of CDMA handsets at very low margin in China in the first quarter of 2010. We incurred additional warranty reserve recorded during the three months ended March 31, 2009 due to additional repairs for one of our handset products, and additional inventory reserve for our PAS handsets as we anticipated decrease in demand after China launched its 3G networks. The additional PAS handset inventory reserve was partially offset by a decrease to cost of sales from the amortization of the Marvell supply agreement.

RELATED PARTY TRANSACTIONS

Softbank and affiliates

We recognize revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers ADSL coverage throughout Japan, which is marketed under the name “YAHOO! BB.” We support Softbank’s fiber-to-the-home service through sales of its carrier class GEPON product as well as its NetRing™ product. In addition, we support Softbank’s new internet protocol television (“IPTV”), through sales of its RollingStream™ product. During the three months ended March 31, 2010 and 2009, we recognized revenue and related cost of net sales for sales of telecommunications equipment and services to affiliates of Softbank as follows.

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Net sales	$10,674	$6,165
Cost of net sales	5,094	3,917
Gross profit	$5,580	$2,248

Gross profit as a percentage of net sales fluctuations are expected and primarily result from changes in product mix. Included in accounts receivable at March 31, 2010 and December 31, 2009 were $10.7 million and $5.5 million, respectively, related to these transactions.

Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of March 31, 2010 and December 31, 2009, our customer advance balance related to Softbank agreements was $0.2 million and $0.2 million, respectively. The current deferred revenue balance related to Softbank was $1.1 million and $1.4 million as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, our noncurrent deferred revenue balance related to Softbank was $9.1 million compared to $8.8 million as of December 31, 2009.

As discussed in Note 6 to our condensed consolidated financial statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q, we have a $1.1 million investment in SBI. Affiliates of Softbank have a controlling interest in SBI.

As of March 31, 2010, Softbank beneficially owned approximately 11% of our outstanding stock.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations and other commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Short-term Investments

	March 31,	December 31,
	2010	2009	Change
	(in thousands)

Cash and cash equivalents	$234,441	$265,843	$(31,402)
Short-term investments - Bank notes	279	1,038	(759)
Total	$234,720	$266,881	$(32,161)

	Three months ended March 31,
	2010	2009	Change
	(in thousands)
Cash used in operating activities	$(44,115)	$(12,007)	$(32,108)
Cash provided by investing activities	11,443	4,600	6,843
Cash used in financing activities	(25)	(163)	138
Effect of exchange rate changes on cash and cash equivalents	1,295	(2,463)	3,758

Net decrease in cash and cash equivalents	$(31,402)	$(10,033)	$(21,369)

Cash and cash equivalents, consisting primarily of bank deposits and money market funds, are recorded at cost which approximates fair value because of the short-term nature of these instruments. At March 31, 2010, cash and cash equivalents approximating $115.3 million was held by our subsidiaries in China.

Cash used in operating activities during the three months ended March 31, 2010 of $44.1 million resulted primarily from the net loss of $16.0 million, adjusted for $2.2 million gains from investing activities, and by changes in net operating assets and liabilities using net cash of $34.8 million, partially offset by non-cash charges including $2.0 million of depreciation and amortization, $2.9 million stock-based compensation and $4.0 million provision for doubtful accounts. Cash used in operating activities during the three months ended March 31, 2009 of $12.0 million resulted primarily from the net loss of $67.4 million offset by non-cash charges including $3.5 million of depreciation and amortization, $4.1 million stock-based compensation and $8.3 million provision for doubtful accounts and also offset by changes in net operating assets and liabilities providing net cash of $39.6 million. The decrease in sales activity in the first quarter of 2009 was the primary driver of the changes in operating assets and liabilities.

Cash provided by investing activities during the three months ended March 31, 2010 of $11.4 million included net proceeds from divestiture of $1.5 million, deposit received on pending sale of building of $6.6 million, and changes in restricted cash of $5.0 million, offset partially by cash outflows including $1.8 million for net purchases of short-term investments, $0.5 million for purchases of property, plant and equipment and $0.6 million for purchase of an investment interest. Cash provided by investing activities during the three months ended March 31, 2009 of $4.6 million included net proceeds from the sale of short-term investments of $3.3 million and changes in restricted cash of $2.1 million, offset partially by cash outflows including $1.1 million for purchases of property, plant and equipment.

Cash used in financing was immaterial during the three months ended March 31, 2010 and 2009.

Accounts Receivable, Net

Accounts receivable increased $2.4 million from $42.3 million at December 31, 2009 to $44.7 million at March 31, 2010. At March 31, 2010, our allowance for doubtful accounts was $30.1 million on gross receivables of $74.8 million. We assess collectability of receivables based on a number of factors including analysis of creditworthiness, our customer’s historical payment history and current economic conditions, our ability to collect payment and on the length of time an individual receivable balance is outstanding. We have certain accounts receivable in China that have been outstanding for a significant period of time. We provide allowances for these receivables based on the criteria discussed above. While we believe we have sufficient experience and knowledge of the China market and customer payment patterns to reasonably estimate such allowances, actual payment patterns and customer behavior could differ from our expectations.

Inventories and Deferred Costs

The following table summarizes our inventories and deferred costs:

	March 31,	December 31,	Increase
	2010	2009	(Decrease)
	(in thousands)
Inventories:
Raw materials	$16,874	$18,863	$(1,989)
Work in-process	15,712	12,881	2,831
Finished goods	38,979	40,556	(1,577)
Total inventories	$71,565	$72,300	$(735)

Short-term deferred costs	$127,909	$130,453	$(2,544)
Long-term deferred costs	$173,673	$184,978	$(11,305)

Inventories consist of product held at our manufacturing facility and warehouses, as well as finished goods at customer sites for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer. Finished goods at customer sites were approximately $29.1 million and $33.8 million at March 31, 2010 and December 31, 2009, respectively.

Liquidity

We have incurred net losses of $225.7 million, $150.3 million and $195.6 million during the years ended December 31, 2009, 2008 and 2007, respectively. During the three months ended March 31, 2010, we incurred a net loss of $16.0 million. We have recorded operating losses in 20 of the 21 consecutive quarters in the period ended March 31, 2010. At March 31, 2010, we have an accumulated deficit of $1,083.1 million. We incurred net cash outflows from operations of $67.4 million, $55.2 million and $225.1 million in 2009, 2008 and 2007 respectively. Cash used in operations was $44.1 million during the three months ended March 31, 2010. While operating results are expected to improve in 2010 compared with prior years, we expect to continue to incur losses in 2010.

At March 31, 2010, we had cash and cash equivalents of $234.4 million, of which $115.3 million was held by our subsidiaries in China. The amount of cash available for transfer from the China subsidiaries will be limited both by the liquidity needs of the subsidiaries in China and the restriction on currency exchange by Chinese-government mandated requirements including currency exchange controls on certain transfers of funds outside of China.

At March 31, 2010, we had no available credit facilities. In April 2010, we entered into a credit facility totaling $14.7 million, which can be used for the issuance of the letters of credit and the guarantees. This facility expires in April 2011.

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

In December 2009, we entered into a Sales Leaseback Agreement for the sale of our manufacturing, research and development, and administrative offices facility in Hangzhou, China to another third party for approximately $140 million with leaseback of a portion of the facility. To date, we have received proceeds of approximately $13.9 million on the transaction. On March 8, 2010, we obtained an irrevocable bank guarantee letter from the buyer for the remaining amount of the cash proceeds from the Sale Leaseback Agreement. In April 2010, an additional $55.9 million of sales proceeds were placed in escrow by the buyer. The agreement is expected to close in the second quarter of 2010 and will provide additional cash for working capital and general purposes.

On February 1, 2010, we entered into agreements for a strategic relationship with Beijing E-town International Investment and Development Co., Ltd (“BEIID”) which includes an investment of $48.5 million in our common stock by BEIID, and two unrelated investment funds, Elite Noble Limited and Shah Capital Opportunity Fund LP. These agreements are expected to close in the second quarter of 2010 and will provide additional cash for working capital and general purposes.

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

Off-balance sheet arrangements

At March 31, 2010, we do not have any off-balance sheet arrangements.

Contractual obligations and other commitments

Our obligations under contractual obligations and commercial commitments at March 31, 2010 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$10,242	$5,800	$4,105	$337	$—
Letters of credit	25,666	14,967	10,549	150	—
Purchase commitments	48,373	47,547	826	—	—
Total	$84,281	$68,314	$15,480	$487	$—

Operating leases

We lease certain facilities under non-cancelable operating leases that expire at various dates through 2013. In connection with the Sale Leaseback Agreement, on February 1, 2010, we entered into a Lease Contract (the “Lease”) with respect to the leaseback of a portion of the Hangzhou facility. The Lease becomes effective upon the closing of the sale transaction. The Lease terms require total cash payments of approximately $11.5 million in each of years 1 and 2, $13.4 million in each of years 3 and 4, and $14.2 million in each of years 5 and 6. The contractual obligations related to the Hangzhou facility Lease are excluded from the table above as the Lease has not commenced.

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

Uncertain tax positions

As of March 31, 2010, we had $91.5 million of gross unrecognized tax benefits. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and decrease our net loss is $13.4 million. The impact on net loss reflects the gross unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $78.1 million. We have not included these amounts in the table of contractual obligations and commercial commitments because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

Third Party Commissions

The Company records accruals for commissions payable to third parties in the normal course of business. Such commissions are recorded based on the terms of the contracts between the Company and the third parties and paid pursuant to such contracts. Consistent with our accounting policies, these commissions are recorded as operating expense in the period in which the liability is incurred. As of March 31, 2010, approximately $6.3 million of such accrued commissions had not been claimed by the third parties for more than three years. Management has performed, and continues to perform, follow-up procedures with respect to these accrued commissions. Upon completion of such follow-up procedures, if the accrued commissions have not been claimed and the statute of limitations, if any, has expired or a reasonable period of time has elapsed, the Company will reverse such accruals. Such reversals will be recorded in the Statement of Operations during the period management determines that such accruals are no longer necessary. During the three months ended March 31, 2010 and 2009, no accruals related to third party commissions were reversed.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. Our policy is to limit the risk of principal loss and to ensure the safety of invested funds by generally attempting to limit market risk. Funds in excess of current operating requirements are mostly invested in money market funds which are rated AAA. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2010 the carrying value of our cash and cash equivalents approximated fair value.

The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at March 31, 2010:

(in thousands, except
interest rates)
Cash and cash equivalents	$234,441
Average interest rate	0.47%

Restricted cash - short-term	$20,941
Average interest rate	0.11%

Short-term investments	$279
Average interest rate	0.00%

Restricted cash - long-term	$11,122
Average interest rate	0.01%

Total investment securities	$266,783
Average interest rate	0.42%

Investment Risk

We have invested in several privately held companies as well as investment funds which invest primarily in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products they have under development are typically in the early stages and may never materialize.

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

Historically, the majority of our foreign-currency denominated sales have been made in China, denominated in Renminbi. Additionally, during 2006, 2007, 2008 and through the first quarter of 2009, we made significant sales in Japanese Yen, Euros, Indian Rupees and Canadian Dollars. Due to China’s currency exchange control regulations, we are limited in our ability to convert and repatriate Renminbi, as well as in our ability to engage in foreign currency hedging activities in China. The balance of our cash and cash equivalents held in China was $115.3 million at March 31, 2010. Since China un-pegged the Renminbi from the U.S. Dollar in July, 2005, through March 31, 2010, the Renminbi has strengthened by more than 15% versus the U.S. Dollar. However, it is uncertain what further adjustments may be made in the future.

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

Given our exposure to international markets, we regularly monitor all of our material foreign currency exposures. We use sensitivity analysis to measure our foreign currency risk by computing the potential decrease in cash flows that may result from adverse or beneficial changes in foreign exchange rates, relative to the functional currency with all other variables held constant. The analysis covers all of our underlying exposures for foreign currency denominated financial instruments. The foreign currency exchange rates used were based on market rates in effect at March 31, 2010. The sensitivity analysis indicated that a hypothetical 10% adverse or beneficial movement in exchange rates would have resulted in a loss or gain in the fair values of our foreign currency denominated financial instruments of $20.8 million at March 31, 2010.

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

In connection with the preparation of this Quarterly Report on Form 10-Q (“Form 10-Q”), the Company carried out an evaluation as of March 31, 2010 under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, management concluded that as of March 31, 2010 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described in “Management’s Annual Report on Internal Control over Financial Reporting,” included in “Part II, Item 9A - Controls and Procedures” (“Item 9A”) in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report”), which have not yet been remediated. Investors are directed to Item 9A in the 2009 Annual Report for the description of these weaknesses.

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

Management’s Planned Remediation Initiatives and Interim Measures

The Company plans to make necessary changes and improvements to the overall design of its control environment to address the material weaknesses in internal control over financial reporting noted above. In particular, the Company implemented during 2009 and the first quarter of 2010, and plans to continue to implement during 2010, the specific measures described below. In addition, in connection with the March 31, 2010 quarter-end reporting process, the Company has undertaken additional measures described under the subheading “Interim Measures” below to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements included in this Form 10-Q and to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management in connection with the preparation of this Form 10-Q.

Remediation Initiatives

1. To remediate the material weakness described in Item 9A in the 2009 Annual Report over “The recording of reserves for losses on customer contracts,” the Company transitioned the responsibility for calculating the loss contract reserves to its local project office in India in the third and further quarters of 2008, which facilitated enhanced coordination between the local business units, operations, sales and the finance teams resulting in more timely and complete information available to Finance to analyze. During the third quarter of 2009, the Company finalized its assessment of additional implemented modules of its ERP system in the operation in India, which enhanced the overall monitoring and analysis of the various accounts and balances in India. Although we believe that these enhanced procedures improved the accuracy of the loss reserve calculation, they did not operate for an adequate period of time to ensure effective remediation as of March 31, 2010. In the remainder of 2010, the Company will continue performing the current procedures and make further enhancements, if needed, to confirm full and effective remediation.

2. To remediate the material weakness described in Item 9A in the 2009 Annual Report over “Period-end financial reporting process” the Company added technical resources to the finance team in China in the third and fourth quarters of 2009 as well as the first quarter of 2010. In the remainder of 2010, the Company will continue its effort to consolidate and streamline its global close process in China, the additional technical resources will enable the Company to broaden the scope and quality of the independent reviews of underlying information related to the Company’s period-end financial reporting process, to standardize the processes for such financial reviews and to ensure the reviewers analyze and monitor financial information in a consistent and thorough manner.

3. To remediate the material weakness described in Item 9A in the 2009 Annual Report over “internal control over financial reporting related to revenue recognition,” the Company will enhance its contracts review process in order to ensure that appropriate members of management have reviewed and confirmed critical information necessary to assess the proper revenue recognition accounting. The Company will continue to assess and enhance its technical resources to broaden the scope and quality of the independent reviews of underlying information related to the revenue contracts.

Interim Measures

Management has not yet implemented all of the measures described above under the heading “Remediation Initiatives” and/or tested them. Nevertheless, management believes the measures identified above to the extent they have been implemented, together with other measures undertaken by the Company in connection with the preparation of the condensed consolidated financial statements included in this Form 10-Q and described below, address the material weaknesses in internal control over financial reporting described above. These other measures include the following:

1. Extensive reviews of the reserves for losses on customer contracts including, in India, reviews of the inventory cost against the current cost backlog report and reconciliation between the local cost records to the cost records at the Company’s headquarters.

2. A variety of manual review procedures, such as an extensive review of journal entry postings into the ERP system, a thorough review of account reconciliations, including revenue and deferred revenue accounts, and a detailed review at its headquarters of trial balances including those issued from decentralized locations, to ensure the completeness and accuracy of the underlying financial information used to generate the consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

No changes other than those described above occurred during the three months ended March 31, 2010 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s stock repurchase activity for the three months ended March 31, 2010:

			Total number of shares	Approximate dollar value
			purchased as	of shares that
	Total number of shares	Average price	part of publicly announced	may yet be purchased under
Period	Purchased (1)	paid per share	plans or programs	the plans or programs

January 2010	—	$—	—	$—
February 2010	10,243	$2.13	—	$—
March 2010	1,403	$2.19	—	$—
Total	11,646		—	$—

(1)          During the first quarter of 2010, the Company acquired 11,646 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4—REMOVED AND RESERVED

ITEM 5—OTHER INFORMATION

None

ITEM 6—EXHIBITS

Exhibit Number		Description	Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1		Thirteenth Amended and Restated Certificate of Incorporation of UTStarcom, Inc., as amended.	8-K	3.1	12/12/2003

3.2		Second Amended and Restated Bylaws of UTStarcom, Inc., as effective June 28, 2008.	8-K	3.1	4/14/2008

4.1		See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.	—	—	—

4.2		Specimen Common Stock Certificate.	S-1/A	4.1	2/7/2000

4.3		Third Amended and Restated Registration Rights Agreement dated December 14, 1999.	S-1	4.2	12/20/1999

4.4		Stockholder Rights Agreement, made as of February 1, 2010, by and between UTStarcom, Inc. and Beijing E-town International Investment and Development Co., Ltd.	8-K	4.1	2/4/2010

4.5		Stockholder Rights Agreement, made as of February 1, 2010, by and among UTStarcom, Inc., Elite Noble Limited and Shah Capital Opportunity Fund LP.	8-K	4.2	2/4/2010

10.1		Manufacturing Agreement signed as of January 23, 2010.	8-K	10.1	1/28/2010

10.2		Common Stock Purchase Agreement, made as of February 1, 2010, by and between UTStarcom, Inc. and Beijing E-town International Investment and Development Co., Ltd.	8-K	10.1	2/4/2010

10.3		Common Stock Purchase Agreement, made as of February 1, 2010, by and among UTStarcom, Inc., Elite Noble Limited and Shah Capital Opportunity Fund LP.	8-K	10.2	2/4/2010

10.4		Agreement of Entry into the Zone, made as of February 1, 2010, by and between UTStarcom, Inc. and the Management Committee of Beijing Economic and Technology Development Zone (Translation from Chinese).	8-K	10.3	2/4/2010

10.5	*	Employment Offer Letter, dated February 1, 2010 from UTStarcom, Inc. to Mr. Jack Lu.	8-K	10.4	2/4/2010

10.6	*	Involuntary Termination Severance Agreement, dated as of February 1, 2010, by and between UTStarcom, Inc. and Mr. Jack Lu.	8-K	10.5	2/4/2010

10.7		Lease Contract dated as of February 1, 2010, by and between UTStarcom Telecom Co., Ltd. and Zhejiang Zhongnan Construction Group Co., Ltd. (translation from Chinese).	8-K/A	10.1	2/5/2010

10.8	*	Amendment to Employment Offer Letter dated February 22, 2010 from UTStarcom, Inc. to Ying (Jack) Lu.	8-K	10.1	3/1/2010

Exhibit Number	Description	Form	Incorporated by Reference From Exhibit Number	Date Filed
10.9*	Letter to Viraj Patel regarding transition bonus.	10-K	10.52	3/15/2010

10.10*	Letter to Peter Blackmore dated March 4, 2010 regarding transition bonus.	10-K	10.61	3/15/2010

10.11	Supplementary Agreement on Payment (translation from Chinese)	Filed herewith	—	—

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith	—	—

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith	—	—

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith	—	—

*              Management contract, plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTSTARCOM, INC.

Date: May 10, 2010	By:	/s/ KENNETH LUK
Kenneth Luk
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)