Form 10-Q
period 2010-06-30
UTSTARCOM INC
filed 2010-08-06
CIK 1030471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010 there were 131,905,838 shares of the registrant’s common stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2010	2009
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$306,841	$265,843
Short-term investments	1,155	1,038
Accounts receivable, net of allowances for doubtful accounts of $30,135 and $26,065, respectively	44,274	42,346
Notes receivable	930	1,427
Inventories	59,090	72,300
Deferred costs	102,231	130,453
Prepaids and other current assets	56,970	47,906
Short-term restricted cash	22,162	26,448
Total current assets	593,653	587,761
Property, plant and equipment, net	5,186	130,612
Long-term investments	9,062	8,402
Long-term deferred costs	180,777	184,978
Long-term deferred tax assets	5,601	4,822
Other long-term assets	19,016	12,536
Total assets	$813,295	$929,111
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,159	$54,115
Income taxes payable	—	1,130
Customer advances	147,398	120,364
Deferred revenue	162,443	170,777
Deferred tax liabilities	3,890	3,890
Other current liabilities	97,207	142,894
Total current liabilities	441,097	493,170
Long-term deferred revenue	108,232	160,932
Other long-term liabilities	26,927	18,858
Total liabilities	576,256	672,960
Commitments and contingencies (Note 10)
Equity:
UTStarcom, Inc. stockholders’ equity:
Common stock: $0.00125 par value; 750,000 authorized shares; 131,905 and 130,095 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	154	153
Additional paid-in capital	1,256,049	1,251,532
Accumulated deficit	(1,092,102)	(1,067,174)
Accumulated other comprehensive income	72,156	70,848
Total UTStarcom, Inc. stockholders’ equity	236,257	255,359
Noncontrolling interests	782	792
Total equity	237,039	256,151
Total liabilities and equity	$813,295	$929,111

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net sales
Products	$62,615	$65,735	$131,795	$171,247
Services	10,550	14,428	22,217	28,256
	73,165	80,163	154,012	199,503
Cost of net sales
Products	43,507	87,265	89,789	174,302
Services	6,786	8,736	14,142	19,387
Gross profit (loss)	22,872	(15,838)	50,081	5,814
See Note 16 for net sales to related party and associated cost of net sales
Operating expenses:
Selling, general and administrative	21,162	26,971	51,352	81,151
Research and development	9,078	16,229	19,101	37,737
Restructuring	(216)	27,757	7,291	32,576
Net gain on divestitures	(2,056)	(1,357)	(3,808)	(1,357)
Total net operating expenses	27,968	69,600	73,936	150,107

Operating loss	(5,096)	(85,438)	(23,855)	(144,293)

Interest income	450	599	798	1,348
Interest expense	(68)	(230)	(138)	(520)
Other income (expense), net	(4,767)	5,429	100	(1,785)

Loss before income taxes	(9,481)	(79,640)	(23,095)	(145,250)
Income tax benefit (expense)	510	(4,659)	(1,843)	(6,483)
Net loss	(8,971)	(84,299)	(24,938)	(151,733)
Net loss attributable to noncontrolling interests	6	16	10	17
Net loss attributable to UTStarcom, Inc.	$(8,965)	$(84,283)	$(24,928)	$(151,716)

Net loss per share attributable to UTStarcom, Inc.- Basic and Diluted	$(0.07)	$(0.66)	$(0.19)	$(1.20)

Weighted average shares used in per-share calculation - Basic and Diluted	130,311	127,160	129,866	126,450

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,938)	$(151,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,410	6,918
Amortization of deferred gain on sale-leaseback	(107)	—
Provision for (recovery of) doubtful accounts	4,161	(2,129)
Deferred income taxes	(712)	1,752
Stock-based compensation expense	4,547	6,427
Other-than-temporary impairment of equity investment	—	3,798
Net gain on divestitures	(3,808)	(1,357)
Gain on settlement of an investment interest	(481)	—
Other	42	(503)
Changes in operating assets and liabilities, net of dispositions:
Accounts receivable	(9,928)	96,273
Inventories and deferred costs	44,111	30,024
Other assets	(9,468)	61,086
Accounts payable	(25,341)	(119,405)
Income taxes payable	207	2,182
Customer advances	27,313	33,606
Deferred revenue	(53,489)	(21,133)
Other liabilities	(40,483)	17,058
Net cash used in operating activities	(84,964)	(37,136)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,826)	(1,337)
Proceeds from divestiture	1,500	—
Proceeds from sale of building (net of tax payments)	123,955	—
Change in restricted cash	2,998	1,404
Proceeds from settlement of an investment interest	481	—
Purchase of an investment interest	(550)	—
Purchase of short-term investments	(9,252)	(5,613)
Proceeds from sale of short-term investments	5,415	6,421
Other	971	392
Net cash provided by investing activities	123,692	1,267
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(30)	—
Other	—	(389)
Net cash used in financing activities	(30)	(389)
Effect of exchange rate changes on cash and cash equivalents	2,300	(749)
Net increase (decrease) in cash and cash equivalents	40,998	(37,007)
Cash and cash equivalents at beginning of period	265,843	309,603
Cash and cash equivalents at end of period	$306,841	$272,596

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2009 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2009 financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may be different. See the Company’s 2009 Annual Report for discussion of the Company’s critical accounting policies and estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

In December 2009, the Company entered into a Sales Leaseback Agreement for the sale of its manufacturing, research and development, and administrative offices facility in Hangzhou, China to a third party for approximately $138.8 million with leaseback of approximately one-third of the facility. On May 31, 2010, the Company and the buyer agreed that all conditions precedent to the closing had been met, the sale was consummated and the leaseback commenced on June 1, 2010. As of May 31, 2010, the Company had received all of the sales proceeds. See Note 7 for additional information on sale-leaseback transaction.

On February 1, 2010, the Company entered into agreements for a strategic relationship with Beijing E-town International Investment and Development Co., Ltd (“BEIID”) which includes an investment of $48.5 million in the Company’s common stock by BEIID, and two unrelated investment funds, Elite Noble Limited and Shah Capital Opportunity Fund LP. These investments are expected to close in the third quarter of 2010.

Management believes that both the Company’s China and non-China operations have sufficient liquidity to finance working capital and capital expenditure needs during the next 12 months. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company or at all, and if funds are raised in the future through issuance of preferred stock or debt, these securities could have rights, privileges or preference senior to those of the Company’s common stock and newly issued debt could contain debt covenants that impose restrictions on the Company’s operations. Further, any sale of newly issued debt or equity securities could result in additional dilution to the Company’s current shareholders.

NOTE 2 - ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period, which excludes nonvested restricted stock. Diluted EPS presents the amount of net income (loss) available to each share of common stock outstanding during the period plus each share of common stock that would have been outstanding assuming the Company had issued shares of common stock for all dilutive potential common shares outstanding during the period. The Company’s potentially dilutive common shares include outstanding stock options, nonvested restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”) shares prior to termination of the ESPP effective May 15, 2009, which are reflected in diluted net income per share by application of the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares. For the three and six months ended June 30, 2010 and 2009, no potential common shares were dilutive because of the net loss in the periods. Potential shares of common stock of approximately 8.5 million and 13.6 million were excluded from the diluted per share calculation for the three months ended June 30, 2010 and 2009, respectively, while 8.9 million and 14.4 million were excluded from the diluted per share calculation for the six months ended June 30, 2010 and 2009, respectively, because to include them would have been anti-dilutive for the periods.

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

At June 30, 2010, the Company had no assets and liabilities measured at fair value on a recurring basis. The Company’s money market funds, which are included in cash and cash equivalents, are recorded at cost which approximates fair value, classified within Level 1 of the fair value hierarchy. The fair value of certain of the Company’s financial instruments that are not measured at fair value, including accounts receivable, accounts payable, and other current liabilities, approximates the carrying amount because of their short maturities.

During the six months ended June 30, 2010, the Company had no assets and liabilities measured at fair value on a non-recurring basis. At December 31, 2009, the Company determined as a result of the sale leaseback transaction entered into in December 2009 (see Note 7) that the net book value of its Hangzhou facility was in excess of its fair value. Due to the apparent decline in value, the Company conducted a recoverability test for this entity-wide asset and determined the carrying value of the net assets of the Company exceeded the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. In the Company’s assessment of fair value, management placed primary reliance on the market approach (the third party offer). The result of this analysis reduced the Company’s overall assessment of fair value of the property by $33.3 million. Accordingly, the Company recorded a non-cash impairment charge of $33.3 million during the fourth quarter of 2009. The Company’s overall assessment of fair value of the property at December 31, 2009 was based on Level 2 inputs.

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

NOTE 3—DIVESTITURES

IP Messaging and US PDSN Assets

In June 2010, the Company completed a sale of its non-core IP Messaging and US PDSN Assets as part of its strategy to focus on core IP-based product offerings. The divested assets were located in North America, Caribbean, and Latin America regions and were part of the Multimedia Communications segment. Consideration for the approximately $1.7 million of net liabilities transferred included approximately $0.4 million cash proceeds plus potential additional contingent consideration of up to $1.6 million. A gain of $2.1 million, net of taxes, was recognized in June 2010 as a reduction to operating expenses. The Company determined that the sale of these non-core product lines did not meet the criteria for presentation as a discontinued operation as these non-core product lines did not meet the definition of a component of an entity.

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

NOTE 4 - COMPREHENSIVE LOSS

Total comprehensive loss for the three and six months ended June 30, 2010 and 2009 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)

Net loss	$(8,971)	$(84,299)	$(24,938)	$(151,733)
Other Comprehensive income
Reclassification for realization of previously unrealized (gains) losses, net of tax	—	4,011	—	3,313
Foreign currency translation	3,609	(2,657)	1,308	(2,084)
Comprehensive loss	(5,362)	(82,945)	(23,630)	(150,504)

Comprehensive loss attributable to noncontrolling interests (1)	(6)	(16)	(10)	(17)
Comprehensive loss attributable to UTStarcom, Inc.	$(5,356)	$(82,929)	$(23,620)	$(150,487)

(1)    Comprehensive loss attributable to noncontrolling interests consisted solely of net loss.

The changes in noncontrolling interests during the six months ended June 30, 2010 and 2009 were as follows:

	Six months ended June 30,
	2010	2009
	(in thousands)
Balance at beginning of period	$792	$808
Comprehensive loss attributable to noncontrolling interests	(10)	(17)
Balance at end of period	$782	$791

NOTE 5 — BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	June 30,	December 31,
	2010	2009
	(in thousands)
Inventories:
Raw materials	$8,861	$18,863
Work in process	21,715	12,881
Finished goods (1)	28,514	40,556
Total	$59,090	$72,300

(1)                                  Includes finished goods at customer sites of approximately $21.8 million and $33.8 million at June 30, 2010 and December 31, 2009, respectively, for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer.

Inventories of approximately $2.9 million held by the Company’s manufacturing outsource partner are recorded in prepaids and other current assets in the condensed consolidated balance sheet at June 30, 2010.

	June 30,	December 31,
	2010	2009
	(in thousands)
Property, plant and equipment, net:
Buildings	$234	$184,436
Leasehold improvements	14,272	15,422
Automobiles	4,126	4,243
Software	36,936	37,240
Equipment and Furniture	145,914	172,214
Others	2,716	1,690
Total	204,198	415,245
Less: accumulated depreciation and impairment	(199,012)	(284,633)
Total (see Note 7)	$5,186	$130,612

	June 30,	December 31,
	2010	2009
	(in thousands)
Other current liabilities:
Accrued contract costs	$18,843	$27,657
Accrued payroll and compensation	26,634	35,871
Warranty costs	9,592	16,150
Accrued other taxes	15,298	15,863
Restructuring costs	9,903	21,707
Deposit received for sale of building	—	7,323
Others	16,937	18,323
Total	$97,207	$142,894

NOTE 6 - CASH, CASH EQUIVALENTS, INVESTMENTS AND FAIR VALUE MEASUREMENTS

Cash and cash equivalents, consisting primarily of bank deposits and money market funds, are recorded at cost which approximates fair value because of the short-term nature of these instruments. At June 30, 2010 and December 31, 2009, there were no available-for-sale securities investments subject to fair value accounting included in cash and cash equivalents or long-term investments.

Short-term investments, consisting of bank notes, were $1.2 million and $1.0 million at June 30, 2010 and December 31, 2009, respectively. The Company accepts bank notes receivable with maturity dates of between three and six months from its customers in China in the normal course of business. The Company may discount these bank notes with banking institutions in China. During the six months ended June 30, 2010, no bank notes were sold. During the three months ended June 30, 2009, there were no bank notes sold. During the six months ended June 30, 2009, the Company sold $9.9 million of bank notes and recorded immaterial costs as a result of discounting the notes. All long-term investments are in privately-held companies and are accounted for under the cost method. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. In making this determination, the Company reviews several factors to determine whether the losses are other-than-temporary, including but not limited to: (i) the length of time the investment was in an unrealized loss position, (ii) the extent to which fair value was less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

The following table shows the break-down of the Company’s equity securities classified as long-term investments at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(in thousands)

Cortina	$3,348	$3,348
GCT SemiConductor, Inc.	3,000	3,000
Xalted Networks	1,583	1,583
SBI	1,131	471
Total equity securities	$9,062	$8,402

SBI NEO Technology A Investment LPS (“SBI”)

In 2008, the Company invested $0.5 million into SBI in exchange for approximately 2% of the Partnership interest. The Partnership’s investment objective is to invest in unlisted or listed companies in Japan and overseas that are engaged in high growth businesses, including businesses focused on information technology and the environment. In the first quarter of 2010, the Company contributed an additional $0.6 million into SBI, and at June 30, 2010 maintains an approximately 2% Partnership interest. The Company has concluded that it does not have a controlling interest in SBI as it does not have the power to direct the activities of SBI that most significantly impact the entity’s economic performance. Affiliates of a related party have a controlling interest in SBI, see Note 16. The Company accounts for the investment in SBI using the cost method.

NOTE 7 — SALE-LEASEBACK TRANSACTION

In December 2009, the Company entered into a Property Transfer and Leaseback Agreement (the “Sale Leaseback Agreement”) for the sale of its manufacturing, research and development and administrative office facility in Hangzhou, China (the “Hangzhou facility”) to a third party for proceeds of approximately $138.8 million and the leaseback of approximately one-third of the property through 2016. As of May 31, 2010, the Company had received all of the sales proceeds and met all criteria for consummation of sale of the Hangzhou facility. On May 31, 2010, the Company and the buyer agreed that all conditions precedent to the closing had been met and the leaseback commenced on June 1, 2010.

Management determined that the transaction qualified for sale-leaseback accounting as all of the risks and rewards of ownership were transferred to the buyer upon closing of the transaction and the leaseback arrangement did not include any form of continuing involvement, other than a normal leaseback. In the second quarter of 2010, the Company recorded the sale of the Hangzhou facility and recorded a deferred gain of $7.7 million at the time of sale. The deferred gain was represented by the gross sales proceeds of $138.8 million, less $7.5 million of transaction related taxes and other fees, and less the net book value of the Hangzhou facility of $123.6 million. The gain on sale was deferred in accordance with the accounting guidance for sale-leaseback transactions, as the Company has retained more than a minor portion of the use of the property through the six-year leaseback. The deferred gain on the sale-leaseback is being amortized in proportion to the related gross rental charged to expense over the leaseback term. At June 30, 2010, $1.2 million of deferred gain is included in other current liabilities and $6.5 million of deferred gain is included in other long-term liabilities in the condensed consolidated balance sheet.

In connection with the Sale Leaseback Agreement, on February 1, 2010, the Company entered into a Lease Contract (the “Lease”) with respect to the leaseback of a portion of the Hangzhou facility. Under the terms of the Lease, the Company will lease back 71,027 sqm gross floor area (“GFA”) aboveground and 12,000 sqm GFA underground of the building for a period of 6 years at a rate of approximately $0.37, $0.44 and $0.47, respectively, per sqm per day for years 1-2, 3-4 and 5-6, respectively, of the lease period for the aboveground space; and approximately $3.66 per sqm per month for the underground space for the full lease period. The Company was also required to pay a security deposit in the amount of approximately $1.8 million and prepay part of the rent and fees for the last six months of the lease term in the amount of approximately $3.4 million upon lease inception on June 1, 2010. The Company may terminate all or part of the Lease by giving six months advance notice; however, the Company would be required to pay penalties and additional compensation in the event of early termination. The Company has determined that the Lease qualifies as an operating lease. See Note 10 for future minimum lease payments under all noncancelable operating leases.

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

Expirations recorded as a reduction of cost of net sales approximated $1.2 million and $1.8 million for the three months ended June 30, 2010 and 2009, respectively, and $2.6 million and $2.3 million for the six months ended June 30, 2010 and 2009, respectively and are included in the table below as benefit from expirations. The following table summarizes the activity related to warranty obligations during the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Balance at beginning of period	$12,011	$29,814	$16,150	$29,840
Accruals for warranties issued during the period (benefit from expirations), net	(1,324)	7,251	(3,084)	10,833
Settlements made during the period	(1,095)	(3,241)	(3,474)	(6,849)
Balance at end of period	$9,592	$33,824	$9,592	$33,824

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

NOTE 9 - RESTRUCTURING COSTS

Restructuring Costs

During the three months ended June 30, 2010, the Company recorded approximately $0.2 million net reversal of restructuring charges recorded in previous periods. During the six months ended June 30, 2010, the Company recorded approximately $7.3 million in restructuring charges. For the three and six months ended June 30, 2009, the Company recorded restructuring charges of $27.8 million and $32.6 million, respectively. The following describes the Company’s restructuring initiatives.

2009 Restructuring Plan

On June 9, 2009, the Board of Directors of the Company approved a restructuring plan (the “2009 Restructuring Plan”) designed to reduce the Company’s operating costs. The 2009 Restructuring Plan includes a worldwide reduction in force of approximately 50% of the Company’s headcount, or approximately 2,300 employees located primarily in China and the United States and, to a lesser degree, other international locations. During the three months ended June 30, 2010, the Company recorded $1.4 million reversal of restructuring charges recorded in prior periods resulting from change in estimate. This change in estimate resulted from voluntary resignation of employees originally included in the restructuring plan as well as retention of employees originally identified in the plan to replace employees who voluntarily resigned. Partially offsetting this reversal was approximately $0.9 million additional charges related to employees located in the United States and other international locations as the Company continues to phase-out non-core international operations. During the three months ended June 30, 2010, the Company also recorded an additional $0.3 million of lease costs on exited facilities. During the six months ended June 30, 2010, the Company recorded restructuring costs of approximately $6.9 million related to the 2009 Restructuring Plan, net of approximately $1.7 million of reversal of charges recorded in prior periods. The restructuring costs for the six months ended June 30, 2010 consist primarily of severance and benefits related to additional employees included in the Restructuring Plan in the first quarter of 2010, adjusted for change in estimate in the second quarter of 2010. During the second quarter of 2009, the Company recorded restructuring charges of approximately $25.9 million related to the 2009 Restructuring Plan, including $24.7 million for severance and benefits and $1.2 million related to the estimated loss on a lease obligation that expires in 2013. Total restructuring costs recorded through June 30, 2010 related to the 2009 Restructuring Plan approximated $46.8 million.

2008 Restructuring Plan

During fiscal 2008, the Company implemented a restructuring plan (the “2008 Restructuring Plan”) primarily related to a global reduction in force across all functions and employee terminations at certain non-core operations which the Company was in the process of winding down. The total number of employees affected totaled approximately 750, including 350 in China, 200 in Korea and 200 in other locations including the United States. During the three and six months ended June 30, 2010, the Company recorded additional restructuring costs related to the 2008 Restructuring Plan of approximately $0.1 million and $0.4 million, respectively, for severance and benefit costs being recognized over the remaining service period for employees included in the 2008 Restructuring Plan. During the three and six months ended June 30, 2009, the Company recorded $1.8 million and $6.4 million, respectively, in restructuring charges related to the 2008 Restructuring Plan. Total restructuring costs recorded through June 30, 2010 related to the 2008 Restructuring Plan approximated $19.8 million.

2007 Restructuring Plan

At June 30, 2010, the 2007 Restructuring Plan was complete.

The activity in the accrued restructuring balances related to the plans described above was as follows for the six months ended June 30, 2010 and 2009:

	Balance at December 31, 2009	Restructuring Charges	Cash Payments	Non-cash Settlement	Balance at June 30, 2010
	(in thousands)
2009 Restructuring Plan
Workforce Reduction	$16,939	$6,480	$(14,710)	$(1,613)	$7,096
Lease Costs	1,516	375	(267)	—	1,624
Other Costs	6	—	—	—	6
Total 2009 Restructuring Plan	18,461	6,855	(14,977)	(1,613)	8,726

2008 Restructuring Plan
Workforce Reduction	2,526	466	(1,815)	—	1,177
Lease Costs	385	—	(385)	—	—
Other Costs	30	(30)	—	—	—
Total 2008 Restructuring Plan	2,941	436	(2,200)	—	1,177

2007 Restructuring Plan - Lease Costs	305	—	(305)	—	—

Total	$21,707	$7,291	$(17,482)	$(1,613)	$9,903

	Balance at December 31, 2008	Restructuring Charges	Cash Payments	Non-cash Settlement	Balance at June 30, 2009
	(in thousands)
2009 Restructuring Plan
Workforce Reduction	$—	$24,715	$(1,070)	$(417)	$23,228
Lease Costs	—	1,223	—	—	1,223
Other Costs	—	7	(7)	—	—
Total 2009 Restructuring Plan	—	25,945	(1,077)	(417)	24,451

2008 Restructuring Plan
Workforce Reduction	7,976	5,377	(7,569)	(380)	5,404
Lease Costs	249	1,114	(467)	—	896
Other Costs	498	(64)	(247)	—	187
Total 2008 Restructuring Plan	8,723	6,427	(8,283)	(380)	6,487

2007 Restructuring Plan - Lease Costs	788	204	(321)	—	671

Total	$9,511	$32,576	$(9,681)	$(797)	$31,609

The majority of the remaining cash expenditures related to the 2009 and 2008 Restructuring Plans are expected to be paid in 2010. The remaining liabilities related to lease obligations are expected to be settled over the remaining lease term. The Company expects to incur additional restructuring charges in 2010 as it continues to execute the 2009 and 2008 Restructuring Plans.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities under noncancelable operating leases that expire at various dates through 2016.  In connection with the Sale Leaseback Agreement, the Company entered into a lease with respect to the leaseback of a portion of the Hangzhou facility, see Note 7.  The leaseback commenced on June 1, 2010 and the contractual obligations related to the Hangzhou facility lease are included in the table below. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of June 30, 2010 are as follows:

Twelve months ending June 30:	Amount
(in thousands)
2011	$16,666
2012	14,246
2013	14,669
2014	13,861
2015	14,273
Thereafter	7,262
Total	$80,977

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

Plaintiffs, the Company and the individual defendants have signed and filed a stipulation of settlement providing for the settlement of the case. Defendant Softbank is not a party to the settlement. The settlement is contingent on approval by the court. Under the terms of the settlement, the Company’s and individual defendants’ insurers would pay the full amount of the settlement. On May 13, 2010, the Court granted preliminary approval of the settlement and scheduled a final approval hearing for August 30, 2010.  There is no assurance that the settlement will receive final approval. Moreover, because Defendant Softbank is not a party to this settlement, discovery and motion practice are continuing.  No trial date has been set.  We have continued to incur costs with regard to discovery in connection with the ongoing litigation between the non-settling parties.  Accordingly, the Company is unable at this time to estimate the effects of this lawsuit on the Company’s financial position, results of operations, or cash flows.

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

Letters of credit

The Company issues standby letters of credit primarily to support international sales activities outside of China and in support of purchase commitments. When the Company submits a bid for a sale, often the potential customer will require that the Company issue a bid bond or a standby letter of credit to demonstrate its commitment through the bid process. In addition, the Company may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees. The standby letters of credit usually expire without being drawn by the beneficiary thereof. Finally, the Company may issue commercial letters of credit in support of purchase commitments. At June 30, 2010, the Company had short-term restricted cash of $22.2 million, and had long-term restricted cash of $12.1 million included in other long-term assets. The restricted cash amounts primarily collateralize the Company’s outstanding letters of credit approximating $25.4 million at June 30, 2010.

NOTE 11 — STOCK INCENTIVE PLAN

During the six months ended June 30, 2010, the Company granted equity awards primarily consisting of restricted stock and restricted stock units (“RSUs”), and to a much lesser extent, option awards. Such awards generally vest over a period of one to four years from the date of grant. Restricted stock has the voting rights of common stock and the shares underlying restricted stock are issued and outstanding. There were no option awards during the three months ended June 30, 2010.

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

In February 2010, the Compensation Committee decided no annual grants of stock-based awards would be made to existing senior executives for the 2010 year in light of the Company’s previously announced planned changes in management.

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

The total stock-based compensation expense, including the ESPP expense described above, recognized in the condensed consolidated statement of operations for the three months and six months ended June 30, 2010 and 2009 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Cost of net sales	$36	$60	$93	$491
Selling, general and administrative	1,079	1,617	2,480	4,056
Research and development	153	186	361	1,083
Restructuring	419	417	1,613	797
Total	$1,687	$2,280	$4,547	$6,427

Option activity as of June 30, 2010 and changes during the six months ended June 30, 2010 were as follows:

	Number of shares outstanding	Weighted average exercise price
	(in thousands)
Options outstanding, December 31, 2009	5,750	$8.98
Options granted	100	$2.18
Options exercised	(2)	$2.82
Options forfeited or expired	(699)	$11.05
Options outstanding, June 30, 2010	5,149	$8.57

Nonvested restricted stock and restricted stock units as of June 30, 2010, and changes during the six months ended June 30, 2010, were as follows:

	Shares	Weighted average grant date fair value
	(in thousands)
Nonvested at December 31, 2009	4,030	$2.38
Granted	1,230	$2.28
Vested	(1,593)	$2.35
Forfeited	(430)	$2.16
Total nonvested at June 30, 2010	3,237	$2.39

At June 30, 2010, there was approximately $5.8 million of total unrecognized compensation cost not including forfeitures, related to non-vested stock options, restricted stock and restricted stock units, as measured, which the Company expects to recognize over a weighted-average period of 2.4 years. For additional information regarding the Company’s stock-based compensation plans, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

As of June 30, 2010, the Company had gross unrecognized tax benefits of approximately $92.4 million and had certain deferred tax assets and the federal tax benefit of state income tax items totaling $78.4 million. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and decrease the Company’s net loss is approximately $14.0 million.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $3.1 million as of December 31, 2009 and approximately $3.3 million as of June 30, 2010.

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

Income tax benefit was $0.5 million for the three months ended June 30, 2010 compared to income tax expense of $4.7 million for the three months ended June 30, 2009.  In the second quarter of 2010, a one-time tax benefit of $0.9 million was recorded mainly related to the release of previously established valuation allowance on deferred tax assets in Taiwan which was offset by foreign tax expenses. Income tax expense was $1.8 million for the six months ended June 30, 2010 compared to $6.5 million for the six months ended June 30, 2009. The decrease in income tax expense in the six month ended June 30, 2010 compared with six month ended June 30, 2009 was primarily due to the decreased ordinary income in jurisdictions where the Company has been profitable and a one-time tax expense of $1.4 million in the three month ended June 30, 2009 related to establishing of valuation allowance on net deferred tax assets in Korea.

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

NOTE 13 - OTHER INCOME (EXPENSE), NET

Other income (expense), net for the three and six months ended June 30, 2010 and 2009, respectively were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
		(in thousands)
Other-than-temporary impairment of equity investment	$—	$(3,798)	$—	$(3,798)
Foreign exchange gains (losses)	(4,938)	9,003	(851)	1,745
Settlement with MRV Communications (1)	58	—	481	—
Other	113	224	470	268
Total	$(4,767)	$5,429	$100	$(1,785)

(1)          Previously, the Company held an 8% ownership interest in Fiberxon, which was acquired by MRV Communications (“MRV”) in 2007. In connection with the acquisition, Fiberxon shareholders received cash and stock as well as the right to potential deferred consideration. In December 2009, MRV entered into a settlement agreement for dismissal of legal proceedings between MRV and the former shareholders of Fiberxon regarding the amount of contingent consideration owed related to its acquisition. Proceeds received in the first quarter of 2010 represented the Company’s proportionate share of the settlement amounts.

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

Summarized below are the Company’s segment net sales, gross (loss) profit and segment margin for the three and six months ended June 30, 2010 and 2009 based on the current reporting segment structure. The Company has reclassified its previously reported segment information for the three and six months ended June 30, 2009 to conform to the current segment presentation.

	Three months ended June 30,				Six months ended June 30,
	2010	% of net sales	2009	% of net sales	2010	% of net sales	2009	% of net sales
	(in thousands, except percentages)
Net Sales by Segment
Multimedia Communications	$46,986	64%	$47,993	60%	$89,311	58%	$90,476	45%
Broadband Infrastructure	24,681	34%	18,986	24%	59,235	38%	39,782	20%
Handsets	1,498	2%	13,184	16%	5,466	4%	69,245	35%
	$73,165	100%	$80,163	100%	$154,012	100%	$199,503	100%

	Three months ended June 30,				Six months ended June 30,
		Gross		Gross		Gross		Gross
	2010	Profit %	2009	Profit %	2010	Profit %	2009	Profit %
	(in thousands, except percentages)
Gross (loss) profit by Segment
Multimedia Communications	$12,551	27%	$15,835	33%	$28,571	32%	$28,703	32%
Broadband Infrastructure	8,222	33%	2,548	13%	17,845	30%	5,030	13%
Handsets	2,099	140%	(34,221)	(260)%	3,665	67%	(27,919)	(40)%
	$22,872	31%	$(15,838)	(20)%	$50,081	33%	$5,814	3%

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Segment Margin and Operating Loss
Multimedia Communications	$6,052	$5,430	$14,253	$6,063
Broadband Infrastructure	4,964	(1,652)	11,508	(4,017)
Handsets	1,808	(38,702)	2,999	(38,466)
Total segment margin	12,824	(34,924)	28,760	(36,420)
General and Corporate	(17,920)	(50,514)	(52,615)	(107,873)
Operating Loss	$(5,096)	$(85,438)	$(23,855)	$(144,293)

Sales are attributed to a geographical area based upon the location of the customer. Sales data by geographical area are as follows:

	Three months ended June 30,				Six months ended June 30,
		% of net		% of net		% of net		% of net
	2010	sales	2009	sales	2010	sales	2009	sales
	(in thousands, except percentages)
Net Sales by region
United States	$2,450	3%	$1,731	2%	$5,903	4%	$42,990	22%
China	43,211	59%	52,531	66%	83,186	54%	103,749	52%
Japan	11,137	15%	6,505	8%	22,233	14%	13,042	7%
India	6,555	9%	9,536	12%	12,353	8%	19,120	10%
Philippines	2,990	4%	2,091	3%	15,674	10%	2,896	1%
Other	6,822	10%	7,769	9%	14,663	10%	17,706	8%
Total net sales	$73,165	100%	$80,163	100%	$154,012	100%	$199,503	100%

Long-lived assets, consisting of property, plant and equipment, by geographical area are as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)
United States	$123	$170
China	4,434	129,746
Other	629	696
Total long-lived assets	$5,186	$130,612

NOTE 15 - CREDIT RISK AND CONCENTRATION

At June 30, 2010, the Company’s accounts receivable balance included amounts due from Philippine Long Distance Telephone Company representing approximately 21%, of the Company’s total accounts receivable, net of allowances for doubtful accounts. At December 31, 2009, the Company’s accounts receivable balance included amounts due from China Telecom, JiangSu Branch representing approximately 11% of the Company’s total accounts receivable, net of allowances for doubtful accounts.

The following customers accounted for 10% or more of the Company’s net sales:

	For the three	For the six
	months ended	months ended
	June 30,	June 30,
	(% of net sales)
2010
Softbank and affiliates	10%	12%
Philippines Long Distance Telephone Company	4%	10%

2009
PCD LLC	—	17%

Approximately 55% and 37% of the Company’s net sales during the three months ended June 30, 2010 and 2009, respectively, and approximately 49% and 29% of the Company’s net sales during the six months ended June 30, 2010 and 2009, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $40.4 million and $45.7 million as of June 30, 2010 and December 31, 2009, respectively. The Company extends credit to its customers in China generally without requiring collateral. With respect to global sales outside of China, the Company may require letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

Approximately 59% and 66% of the Company’s sales for the three months ended June 30, 2010 and 2009, respectively, and approximately 54% and 52% of the Company’s net sales during the six months ended June 30, 2010 and 2009, respectively were made in China. Accordingly, the political, economic and legal environment, as well as the general state of China’s economy may influence the Company’s business, financial condition and results of operations. The Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China’s telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

NOTE 16 - RELATED PARTY TRANSACTIONS

Softbank and affiliates

The Company recognizes revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers ADSL coverage throughout Japan, which is marketed under the name “YAHOO! BB.” The Company supports Softbank’s fiber-to-the-home service through sales of its carrier class GEPON product as well as its NetRing™ product. In addition, the Company supports Softbank’s new internet protocol television (“IPTV”), through sales of its RollingStream™ product. During the three and six months ended June 30, 2010 and 2009, the Company recognized revenue and related cost of net sales for sales of telecommunications equipment and services to affiliates of Softbank as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Net sales	$10,838	$5,033	$21,512	$11,198
Cost of net sales	3,874	2,841	8,968	6,758
Gross profit	$6,964	$2,192	$12,544	$4,440

Gross profit as a percentage of net sales fluctuations are expected and generally result from changes in product mix. In the three and six months ended June 30, 2010, gross profit as a percentage of net sales also benefited approximately $2.4 million from the release of previously deferred revenue carve-out for potential penalty and cancellation penalties. Included in accounts receivable at June 30, 2010 and December 31, 2009 were $7.6 million and $5.5 million, respectively, related to these transactions.

Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of June 30, 2010 and December 31, 2009, the Company’s customer advance balance related to Softbank agreements was $0.2 million and $0.2 million, respectively. The current deferred revenue balance related to Softbank was $1.2 million and $1.4 million as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, the Company’s noncurrent deferred revenue balance related to Softbank was $7.8 million compared to $8.8 million as of December 31, 2009.

As discussed in Note 6, the Company has a $1.1 million investment in SBI. Affiliates of Softbank have a controlling interest in SBI.

As of June 30, 2010, Softbank beneficially owned approximately 11% of the Company’s outstanding stock.

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

In June 2009, the FASB issued authoritative guidance which revised the approach to identifying primary beneficiaries from a quantitative-based risks-and rewards calculation to a qualitative approach when assessing whether an entity has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. The Company adopted this new guidance in the first quarter of fiscal year 2010. Under the new guidance, the Company concluded that it does not have the power to direct the activities of TET that most significantly impact the entity’s economic performance, and therefore, is not TET’s primary beneficiary which would require consolidation. The Company further concluded that under the new guidance it would have accounted for its initial investment under the cost method. The new guidance also requires an enterprise upon initial adoption to determine the carrying amount of an investment in an entity that is no longer consolidated, as if it always had applied the provisions of the new guidance. Because under either the consolidation model or the cost method, the balance(s) of the assets/liabilities (investment) would be zero in the financial statements of the Company at December 31, 2009 or January 1, 2010, respectively, the adoption of the new guidance in the first quarter of 2010 has no financial statement impact to the Company.

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

EXECUTIVE SUMMARY

We are one of the leading global providers of Internet Protocol (“IP”)-based network solutions including the integration and support services sold to telecommunications operators in both emerging and established markets around the world. Our focus is to design and sell IP-based telecommunications infrastructure products including our primary product suite of Internet Protocol TV (“IPTV”), and broadband solutions along with the ongoing services relating to the installation, operation and maintenance of these products. Collectively our range of solutions is designed to expand and modernize telecommunications networks through smooth network system integration, lower operating costs and increased broadband access. We also provide the carriers with increased revenue opportunities by enhancing their subscribers’ user experience. The majority of our business is based in China, India and other Asia markets. We also continue to maintain a presence in selective markets in Latin America and Europe.

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

Overview of Our Second Quarter 2010

•                  In the second quarter of 2010, we completed the sale of our manufacturing, research and development and administrative office facility in Hangzhou, China (the “Hangzhou facility”) to a third party for proceeds of approximately $138.8 million and the leaseback of approximately one-third of the property through 2016. We derecognized the building from our balance sheet and recorded a deferred gain of $7.7 million at the time of sale. The deferred gain was represented by the gross sales proceeds of $138.8 million, less $7.5 million of transaction related taxes and other fees, and less the net book value of the Hangzhou facility of $123.6 million. The deferred gain on the sale-leaseback is being amortized in proportion to the related gross rental charged to expense over the leaseback term.

•                  In June 2010, we completed a sale of our non-core IP Messaging and US PDSN Assets as part of our strategy to focus on core IP-based product offerings. The divested assets were located in North America, Caribbean, and Latin America regions and were part of the Multimedia Communications segment. Consideration for the approximately $1.7 million of net liabilities transferred included approximately $0.4 million cash proceeds plus potential additional contingent consideration of up to $1.6 million. A gain of $2.1 million, net of taxes, was recognized in June 2010 as a reduction to operating expenses.  The disposal of these product lines is not expected to have a material impact on future operating results of the Multimedia Communications segment.

•                  Net sales decreased by $7.0 million to $73.2 million during the three months ended June 30, 2010 compared to the same period in 2009. The decrease was primarily due to the wind-down of our handset business which resulted in a decrease of $11.7 million in revenue. This decrease was partially offset by the $5.7 million increase in sales of Broadband Infrastructure segment.  Accelerated amortization of $23.1 million of PAS deferred product revenue offset the decrease in revenue of all other major product lines of the Multimedia Communications segment.

•                  Gross profit was $22.9 million, or 31% of net sales in the second quarter of 2010 compared to negative $15.8 million, or negative 20% of net sales in the corresponding period of 2009.  The overall gross profit increase both in absolute dollars and percentage of net sales was primarily due to additional inventory reserves and claim settlement recorded in the second quarter of 2009 related to certain handsets sold to PCD LLC for the Handsets segment.

•                  Selling, general and administrative and research and development operating expenses decreased $13.0 million primarily as a result of lower costs as a result of restructuring and other cost reduction initiatives, partially offset by a $0.3 million provision for doubtful accounts during the three months ended June 30, 2010 compared to $10.5 million recovery of doubtful accounts in the same period of 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Condensed Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Estimates are based on historical experience, knowledge of economic and market factors and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals including third party commissions payable, restructuring liabilities, litigation and other contingencies, stock-based compensation, product warranty, variable interest entities, inventories, deferred costs, research and development and capitalized software development costs, income taxes, impairment of intangible assets and long-lived assets, and valuation and impairment of investments have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. Management believes that there have been no significant changes during the six months ended June 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 2 of Notes to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

In the fourth quarter of 2009, we substantially completed the wind-down of our handset business. Except for sales relating to inventory clearing, we do not expect any significant revenue from our handset segment in the remainder of 2010. In addition, in order to optimize our resources and improve efficiency, beginning on January 1, 2010 we integrated our Services Segment into our

Multimedia Communications and Broadband Infrastructure segments based on products for which services are performed. Effective January 1, 2010, the new reporting segments are as follows:

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

We have reclassified our previously reported segment information for the three and six months ended June 30, 2009 to conform to the current segment presentation.

NET SALES

	Three months ended June 30,				Six months ended June 30,
	2010	% of net sales	2009	% of net sales	2010	% of net sales	2009	% of net sales
	(in thousands, except percentages)
Net Sales by Segment
Multimedia Communications	$46,986	64%	$47,993	60%	$89,311	58%	$90,476	45%
Broadband Infrastructure	24,681	34%	18,986	24%	59,235	38%	39,782	20%
Handsets	1,498	2%	13,184	16%	5,466	4%	69,245	35%
	$73,165	100%	$80,163	100%	$154,012	100%	$199,503	100%

	Three months ended June 30,				Six months ended June 30,
		% of net		% of net		% of net		% of net
	2010	sales	2009	sales	2010	sales	2009	sales
	(in thousands, except percentages)
Net Sales by region
United States	$2,450	3%	$1,731	2%	$5,903	4%	$42,990	22%
China	43,211	59%	52,531	66%	83,186	54%	103,749	52%
Japan	11,137	15%	6,505	8%	22,233	14%	13,042	7%
India	6,555	9%	9,536	12%	12,353	8%	19,120	10%
Philippines	2,990	4%	2,091	3%	15,674	10%	2,896	1%
Other	6,822	10%	7,769	9%	14,663	10%	17,706	8%
Total net sales	$73,165	100%	$80,163	100%	$154,012	100%	$199,503	100%

Three months ended June 30, 2010 and 2009

Net sales decreased by 9% to $73.2 million during the three months ended June 30, 2010 compared to the same period in 2009.  The decrease was primarily due to the wind-down of our handset business which resulted in a decrease of $11.7 million in revenue. This decrease was partially offset by the $5.7 million increase in sales of Broadband Infrastructure segment.  Multimedia Communications net sales was at $47.0 million for the three months ended June 30, 2010 as compared to $48.0 million for the same period of 2009 mainly due to the accelerated amortization of PAS deferred product revenue offsetting the decrease in revenue of all other major product lines of the segment.

Six months ended June 30, 2010 and 2009

Net sales decreased by 23% to $154.0 million during the six months ended June 30, 2010 compared to the same period in 2009.  The decrease was primarily due to the wind-down of our handset business which resulted in a decrease of $63.8 million in revenue. This decrease was partially offset by the $19.5 million increase in sales of Broadband Infrastructure segment mainly due to $11.9 million MSAN product revenue recognized from an international customer in the first quarter of 2010. Multimedia Communications net sales was at $89.3 million for the six months ended June 30, 2010 as compared to $90.5 million for the same period of 2009, mainly due to the accelerated amortization of PAS deferred product revenue offsetting the decrease in revenue of all other major product lines of the segment.

For additional discussion, see the “Segment Reporting” section of this Item 2.

In 2010 and beyond, we do not expect significant new contracts for our PAS handsets and infrastructure equipment. As of June 30, 2010, we have approximately $141.7 million of deferred revenue associated with PAS infrastructure sales to be recognized ratably over the expected period of support. We review assumptions regarding the estimated post contract support periods on a regular basis. Due to the China telecommunication industry restructuring and launching of 3G services in China, the Ministry of Industry and Information Technology of China announced that PAS services in China will be phased out by January 1, 2012. In the fourth quarter of 2009, we determined the remaining expected period of support as 2 years and hence deferred revenue associated with PAS infrastructure is being recognized ratably beginning in the fourth quarter of 2009 through the fourth quarter of 2011. As a result of this change, net sales and gross profit in the first 2 quarters of 2010 were increased by approximately $25.3 million and $8.9 million, respectively compared to the same periods in 2009. In both fiscal 2010 and 2011, total net sales and gross profit associated with the amortization of all PAS-related deferred revenue will approximate $93 million and $33 million, respectively.

The economic uncertainty that we are operating in today could adversely impact our business. However, the majority of our business is based in China and India—two countries that are still projected to have economic growth in 2010. We currently offer and have initial market acceptance of our IPTV products in China, India, Taiwan and other geographic regions. We believe that the IPTV market presents a meaningful growth opportunity in these regions as well as other regions where we have targeted to expand our IPTV offerings. Our growth in India, however, may be adversely impacted by recent changes in India requiring all manufacturers to satisfy certain security and supply chain standards to the satisfaction of Indian authorities. We are pursuing alternative long-term solutions and working with the carriers who use our products to make sure we can satisfy these new requirements.

GROSS (LOSS) PROFIT

	Three months ended June 30,				Six months ended June 30,
		Gross		Gross		Gross		Gross
	2010	Profit %	2009	Profit %	2010	Profit %	2009	Profit %
	(in thousands, except percentages)
Gross (loss) profit by Segment
Multimedia Communications	$12,551	27%	$15,835	33%	$28,571	32%	$28,703	32%
Broadband Infrastructure	8,222	33%	2,548	13%	17,845	30%	5,030	13%
Handsets	2,099	140%	(34,221)	(260)%	3,665	67%	(27,919)	(40)%
	$22,872	31%	$(15,838)	(20)%	$50,081	33%	$5,814	3%

Cost of sales consists primarily of material and labor costs, including stock-based compensation, associated with manufacturing, assembly and testing of products, costs associated with installation and customer training, warranty costs, fees to agents, inventory write-downs and overhead. Cost of sales also includes import taxes and tariffs on components and assemblies. Some components and materials used in our products are purchased from a single supplier or a limited group of suppliers and, in some cases, are subject to obtaining Chinese import permits and approvals. Our global program to outsource our manufacturing operations is still in progress.

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

Three months ended June 30, 2010 and 2009

Gross profit was $22.9 million, or 31% of net sales, in the three months ended June 30, 2010 compared to negative $15.8 million, or negative 20% of net sales, in the corresponding period of 2009. The overall gross profit increase both in absolute dollars and percentage of net sales was primarily due to additional inventory reserves and claim settlement recorded in the second quarter of 2009 related to certain handsets sold to PCD LLC for the Handsets segment. The increased sales of Broadband product with high margin contributed $5.7 million gross margin in the second quarter of 2010, compared to the same period in 2009. In addition, the decrease in sales of higher margin Multimedia Communications products was partially offset by the acceleration of PAS deferred product revenue amortization.

Six months ended June 30, 2010 and 2009

Gross profit was $50.1 million, or 33% of net sales, in the six months ended June 30, 2010 compared to $5.8 million, or 3% of net sales, in the corresponding period of 2009. The overall gross profit increase both in absolute dollars and percentage of net sales was primarily due to the acceleration of PAS deferred product revenue amortization of Multimedia Communications segment, increased sales of higher margin TN products in the Broadband Infrastructure segment and less reserve in Handset segment, which was partially offset by the loss in sales of other Multimedia Communications products. Compared to the six months ended June 30, 2009, Broadband Infrastructure segment contributed $12.8 million increase in gross profit in the same period of 2010. There was $31.6 million gross profit increase in Handset segment for the six months ended June 30, 2010 compared to the same period in 2009 primarily due to additional inventory reserves and claim settlement recorded in the second quarter of 2009 related to certain handsets sold to PCD LLC,  as well as additional inventory reserves in the first quarter of 2009,  partially offset by an $8.5 million decrease to cost of sales in the Handsets segment resulting from the amortization of the Marvell supply agreement during the first quarter of 2009 (See Note 3 of notes to our condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.)

For additional discussion, see the “Segment Reporting” section of this Item 2.

OPERATING EXPENSES

The following table summarizes our operating expenses:

	Three months ended June 30,				Six months ended June 30,
	2010	% of net sales	2009	% of net sales	2010	% of net sales	2009	% of net sales
	(in thousands, except percentages)
Selling, general and administrative	$21,162	29%	$26,971	34%	$51,352	33%	$81,151	41%
Research and development	9,078	12%	16,229	20%	19,101	12%	37,737	19%
Restructuring	(216)	0%	27,757	35%	7,291	5%	32,576	16%
Net gain on divestitures	(2,056)	(3)%	(1,357)	(2)%	(3,808)	(2)%	(1,357)	(1)%
Total net operating expenses	$27,968	38%	$69,600	87%	$73,936	48%	$150,107	75%

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

SELLING, GENERAL AND ADMINISTRATIVE

Three months ended June 30, 2010 and 2009

SG&A expenses were $21.2 million for the three months ended June 30, 2010, a decrease of $5.8 million as compared to $27.0 million for the same period in 2009. The decrease in SG&A expense was primarily due to a $9.4 million decrease in personnel related expenses as a result of our restructuring plans and recent cost reduction measures, a $2.6 million reduction in legal and accounting fees as a result of reduced activity in investigations and litigation, a $0.8 million reduction in advertising and marketing, sales promotions, as well as shows and exhibits expenses due to reduced sales activities, and a $0.4 million decrease in travel related expenses due to reduced travel activity and cost containment efforts, and a $1.0 million decrease in facility related expenses, a $0.7 million reduction in other taxes, fees, licenses, and a $0.3 million reduction in insurance as a result of the reduced cost structure. These cost savings were partially offset by a $0.3 million provision for doubtful accounts during the three months ended June 30, 2010 compared to $10.5 million recovery of doubtful accounts in the same period of 2009.

Six months ended June 30, 2010 and 2009

SG&A expenses were $51.4 million for the six months ended June 30, 2010, a decrease of $29.8 million as compared to $81.2 million for the same period in 2009. The decrease in SG&A expense was primarily due to a $21.1 million decrease in personnel related expenses as a result of our restructuring plans and recent cost reduction measures, a $5.5 million reduction in legal and accounting fees as a result of reduced activity in investigations and litigation, a $2.1 million reduction in advertising and marketing, sales promotions, as well as shows and exhibits expenses due to reduced sales activities, a $0.8 million savings from reduction in the use of outside services, and a $1.2 million decrease in travel related expenses due to reduced travel activity and cost containment efforts and a $2.6 million decrease in facility related expenses, a $0.8 million reduction in other taxes, fees, licenses and a $0.7 million reduction in insurance as a result of the reduced cost structure. These cost savings were partially offset by a $4.3 million provision for doubtful accounts compared to $2.1 million recovery of doubtful accounts in the same period of 2009.

RESEARCH AND DEVELOPMENT

Three months ended June 30, 2010 and 2009

R&D expenses decreased by $7.2 million during the three months ended June 30, 2010 compared to the same period in 2009.  The decrease was mainly due to a $5.6 million decrease as a result of our restructuring plans, $0.2 million savings from reduction in use of outside services, and a total of $1.5 million decrease in depreciation, software license, parts and facilities related expenses as we continued to streamline our operations and wind down our handset business unit.

Six months ended June 30, 2010 and 2009

R&D expenses decreased by $18.6 million during the six months ended June 30, 2010 compared to the same period in 2009.  The decrease was mainly due to a $13.4 million decrease as a result of our restructuring plans, $1.7 million savings from reduction in use of outside services, and a total of $3.4 million decrease in depreciation, software license, parts and facilities related expenses as we continued to streamline our operations and wind down our handset business unit.

RESTRUCTURING

Three and six months ended June 30, 2010

During the three months ended June 30, 2010, we recorded approximately $0.2 million net reversal of restructuring charges recorded in previous periods. During the six months ended June 30, 2010, we recorded approximately $7.3 million in restructuring charges.

On June 9, 2009, our Board of Directors approved a restructuring plan (the “2009 Restructuring Plan”) designed to reduce our operating costs. The 2009 Restructuring Plan includes a worldwide reduction in force of approximately 50% of our headcount, or approximately 2,300 employees located primarily in China and the United States and, to a lesser degree, other international locations. During the three months ended June 30, 2010, we recorded $1.4 million reversal of restructuring charges recorded in prior periods resulting from change in estimate. This change in estimate resulted from voluntary resignation of employees originally included in the restructuring plan as well as retention of employees originally identified in the plan and to replace employees who voluntarily resigned. Partially offsetting this reversal was approximately $0.9 million additional charges related to employees located in the United States and other international locations as we continue to phase-out non-core international operations. During the three months ended June 30, 2010, we also recorded an additional $0.3 million of lease costs on exited facilities. During the six months ended June 30, 2010, we recorded restructuring costs of approximately $6.9 million related to the 2009 Restructuring Plan, net of approximately $1.7 million of reversal of charges recorded in prior periods. The restructuring costs for the six months ended June 30, 2010 consist primarily of severance and benefits related to additional employees included in the Restructuring Plan in the first quarter of 2010, adjusted for change in estimate in the second quarter of 2010. Total restructuring costs recorded through June 30, 2010 related to the 2009 Restructuring Plan approximated $46.8 million.

During fiscal 2008, we implemented a restructuring plan (the “2008 Restructuring Plan”) primarily related to a global reduction in force across all functions and employee terminations at certain non-core operations which we were in the process of winding down. The number of employees affected totaled approximately 750, including 350 in China, 200 in Korea and 200 in other locations including the United States. During the three and six months ended June 30, 2010, we recorded additional restructuring costs related to the 2008 Restructuring Plan of approximately $0.1 million and $0.4 million, respectively, for severance and benefit costs being recognized over the remaining service period for employees included in the 2008 Restructuring Plan. Total restructuring costs recorded through June 30, 2010 related to the 2008 Restructuring Plan approximated $19.8 million.

Three and six months ended June 30, 2009

During the three and six months ended June 30, 2009, we recorded approximately $27.8 million and $32.6 million, respectively, in restructuring charges. During the second quarter of 2009, we recorded restructuring charges of approximately $25.9 million related to the 2009 Restructuring Plan, including $24.7 million for severance and benefits and $1.2 million related to the estimated loss on a lease obligation that expires in 2013. During the three and six months ended June 30, 2009, the Company also recorded $1.8 million and $6.4 million, respectively, in restructuring charges related to the 2008 Restructuring Plan. The $6.4 million restructuring charge for the six months ended June 30, 2009 related to the 2008 Restructuring Plan included $5.3 million for severance and benefits primarily related to the transition of key functions to China and $1.1 million for lease termination costs. Approximately 60 employees are affected by the transition of these key functions to China.

The majority of the remaining cash expenditures related to the 2009 and 2008 Restructuring Plans are expected to be paid in 2010. The remaining liabilities related to lease obligations are expected to be settled over the remaining lease term. We expect to incur additional restructuring charges in 2010 as we continue to execute the 2009 and 2008 Restructuring Plans.

GAIN ON DIVESTITURES

Three and six months ended June 30, 2010

Gain on divestiture for the three months ended June 30, 2010 of $2.1 million was related to the sale of our non-core IP Messaging and US PDSN Assets in June 2010. The divested assets were located in North America, Caribbean, and Latin America regions and were part of the Multimedia Communications segment. Consideration for the approximately $1.7 million of net liabilities transferred included approximately $0.4 million cash proceeds plus potential additional contingent consideration of up to $1.6 million. Due to the uncertainty surrounding receipt of the contingent consideration, we have not included this amount in the gain calculation.  If and when additional consideration is received, it will be recognized as additional gain on divestiture. Gain on divestitures for the six months ended June 30, 2010 of approximately $3.8 million was comprised of the $2.1 million gain on sale of IP Messaging and US PDSN Assets and $1.8 million gain on sale of the RAS product line in the first quarter of 2010.

Three and six months ended June 30, 2009

Gain on divestiture for the three and six months ended June 30, 2009 was comprised of an additional $1.4 million gain on sale of PCD assets resulting from and adjustment to reflect actual transaction-related costs.

STOCK-BASED COMPENSATION EXPENSE

At June 30, 2010, there was approximately $5.8 million of total unrecognized compensation cost not including forfeitures, as measured, related to non-vested stock options and restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 2.4 years. The following table summarizes the stock-based compensation expense in our consolidated statement of operations:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)

Cost of net Sales	$36	$60	$93	$491
Selling, general and administrative	1,079	1,617	2,480	4,056
Research and development	153	186	361	1,083
Restructuring	419	417	1,613	797
Total	$1,687	$2,280	$4,547	$6,427

OTHER INCOME (EXPENSE)

INTEREST INCOME

Three and six months ended June 30, 2010 and 2009

Interest income was $0.5 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively. Interest income was $0.8 million and $1.3 million for the six months ended June 30, 2010 and 2009, respectively. Interest income decreased for the six months ended June 30, 2010 compared to the same period in 2009, primarily due to a decline in the average interest rate.

INTEREST EXPENSE

Three and six months ended June 30, 2010 and 2009

Interest expense was $0.1 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively. Interest expense was $0.1 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in interest expense for the three and six months ended June 30, 2010 compared to the same period in 2009 was primarily attributable to the decreased use of credit facilities in 2010.

OTHER INCOME (EXPENSE), NET

Three months ended June 30, 2010 and 2009

Other expense, net was $4.8 million for the three months ended June 30, 2010 as compared to other income, net of $5.4 million for the three months ended June 30, 2009. Other expense, net of $4.8 million for the three months ended June 30, 2010 consisted primarily of $4.9 million of foreign currency losses.  Other income, net of $5.4 million for the three months ended June 30, 2009 consisted primarily of foreign currency gains of $9.0 million, offset partially by a $3.8 million other-than-temporary impairment of an equity investment.

Six months ended June 30, 2010 and 2009

Other income, net for the six months ended June 30, 2010 was $0.1 million as compared to expense of $1.8 million for the six months ended June 30, 2009. Other income, net for the six months ended June 30, 2010 consisted primarily of $0.9 million of foreign currency losses, offset partially by $0.4 million settlement proceeds with MRV Communications (“MRV”) related to our investment in MRV which was sold in 2009, and $0.4 million of other immaterial items. Other expense, net for the six months ended June 30, 2009 consisted primarily of a $3.8 million other-than-temporary impairment of an equity investment, offset partially by foreign currency gains of $1.7 million.

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

Three months ended June 30, 2010 and 2009

Income tax benefit was $0.5 million for the three months ended June 30, 2010 compared to income tax expense of $4.7 million for the three months ended June 30, 2009.  In the second quarter of 2010, a one-time tax benefit of $0.9 million was recorded mainly related to the release of previously established valuation allowance on deferred tax assets in Taiwan which was offset by foreign tax expenses. The decrease in income tax expense in the three month ended June 30, 2010 compared with three month ended June 30, 2009 was primarily due to the decreased ordinary income in jurisdictions where the Company has been profitable and a one-time tax expense of $1.4 million in the three month ended June 30, 2009 related to establishing of valuation allowance on net deferred tax assets in Korea.

Six months ended June 30, 2010 and 2009

Income tax expense was $1.8 million for the six months ended June 30, 2010 compared to $6.5 million for the six months ended June 30, 2009.  The decrease in income tax expense in the six month ended June 30, 2010 compared with six month ended June 30, 2009 was primarily due to the decreased ordinary income in jurisdictions where the Company has been profitable and a one-time tax expense of $1.4 million in the three month ended June 30, 2009 related to establishing of valuation allowance on net deferred tax assets in Korea.

SEGMENT REPORTING

Summarized below are our segment net sales and gross profit for the three and six months ended June 30, 2010 and 2009, respectively.

Multimedia Communications

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands, except percentages)
Net sales	$46,986	$47,993	$89,311	$90,476
Gross profit	$12,551	$15,835	$28,571	$28,703
Gross profit as a percentage of net sales	27%	33%	32%	32%

During the three months ended June 30, 2010, Multimedia Communications segment’s sales were $47.0 million as compared to $48.0 million for the same period in 2009 as the accelerated PAS deferred product revenue amortization offset the decrease in revenue of all other major product lines. Amortization of PAS deferred product revenue accounted for $23.2 million or 49% of Multimedia Communication sales for the three months ended June 30, 2010, compared to $10.5 million or 22% for the same period in 2009. Revenue from Set Top Box (“STB”) product accounted for 20% and 9% of Multimedia Communications segments in the second quarter of 2010 and 2009, respectively.

During the six months ended June 30, 2010, sales of Multimedia Communications segment were $89.3 million as compared to $90.5 million for the same period in 2009 as accelerated PAS deferred product revenue amortization offset the decrease in revenue of all other major product lines. Amortization of PAS deferred product revenue accounted for $46.3 million or 52% of Multimedia Communications sales for the six months ended June 30, 2010, compared to $21.0 million or 23% for the same period in 2009.

The gross profit as a percentage of net sales decreased to 27% for the three months ended June 30, 2010 from 33% for the corresponding period in 2009. The decrease in gross profit percentage was mainly due to loss order provision and inventory provision for STB and NGN products in the second quarter of 2010 as well as an approximately $1.0 million benefit to gross profit in the second quarter of 2009 from sales of product inventory which was previously fully reserved. The gross profit as a percentage of net sales remained stable at 32% for the six months ended June 30, 2010 and 2009.

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

Broadband Infrastructure

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands, except percentages)
Net sales	$24,681	$18,986	$59,235	$39,782
Gross profit	$8,222	$2,548	$17,845	$5,030
Gross profit as a percentage of net sales	33%	13%	30%	13%

Broadband Infrastructure sales increased by 30% and 49%, respectively, during the three and six months ended June 30, 2010 as compared to the same periods in 2009.  The increase in sales for the three months ended June 30, 2010 was due to the increase in sales of all major product lines. The increase in sales for the six months ended June 30, 2010 was mainly due to the increase in sales of MSAN products, including $11.9 million revenue from an international customer. Also contributing to the increase in sales for the six months ended June 30, 2010 was the increase in sales of most major product lines, offset partially by a decrease of MSTP sales.  TN product revenue comprised approximately 9% and 1% of Broadband Infrastructure sales for the six months ended June 30, 2010 and 2009, respectively. Softbank in Japan, one of our largest infrastructure customers, represented approximately 44% and 27% of total Broadband sales during the three months ended June 30, 2010 and 2009, respectively, and 36% and 28% during the six months ended June 30, 2010 and 2009, respectively.

During the fourth quarter of 2009, we began recognizing revenue ratably on a significant customer contract over the seven year warranty period; for the three and six months ended June 30, 2010, we recognized revenue of $3.2 million and $6.1 million, respectively, and immaterial gross profit on this contract.

Gross profit percentage increased to 33% for the three months ended June 30, 2010 from 13% for the corresponding period of 2009. The increase in gross profit percentage was primarily due to the increase in high margin product sales to Softbank, including approximately $2.4 million from the release of previously deferred revenue carve-out for potential penalty and cancellation penalties, and also due to lower provision for inventory and loss order in 2010 compared to 2009.  Gross profit percentage increased to 30% for the six months ended June 30, 2010 from 13% for the corresponding period of 2009. The increase in gross profit percentage was primarily due to the increase in high margin product sales to Softbank, including approximately $2.4 million from the release of previously deferred revenue carve-out for potential penalty and cancellation penalties, and also due to lower provision for inventory in 2010 compared to 2009, as well as the increase in sales of TN product with higher gross margin.

We may incur additional warranty expense and inventory reserves as we introduce new products and may be required to accrue additional contract losses for certain fixed price contracts as these contracts progress. These factors will result in negative impacts on our future gross margins, results of operations and financial position.

Handsets

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands, except percentages)
Net sales	$1,498	$13,184	$5,466	$69,245
Gross profit	$2,099	$(34,221)	$3,665	$(27,919)
Gross profit as a percentage of net sales	140%	(260)%	67%	(40)%

Net sales decreased by 89% and 92% for the three and six months ended June 30, 2010, respectively, compared to the same period in 2009.  The decrease was primarily due to the substantial wind-down of our worldwide handset business. Except for sales related to inventory clearing, we do not expect any significant handset revenue in 2010.

Gross profit as a percentage of net sales increased from negative 260% for the three months ended June 30, 2009 to 140% for the corresponding period in 2010. The increase was due to approximately $1.5 million inventory clearing sales of PAS and CDMA handset which was previously fully reserved and also due to approximately $0.5 million royalty reversal. In addition, gross loss in the second quarter of 2009 included approximately $28.7 million as a result of transactions with PCD LLC consisting of a claim settlement of $11.1 million for product-related liability disputes and product returns and $17.6 million of costs for inventory write-downs to net realizable value, write-downs of excess inventory and warranty reserves.

Gross profit as a percentage of net sales increased from negative 40% for the six months ended June 30, 2009 to 67% for the corresponding period in 2010. The increase was mainly due to inventory clearing sales of PAS and CDMA handset which was previously fully reserved. We incurred additional warranty reserve recorded during the first quarter of 2009 due to additional repairs for one of our handset products, and additional inventory reserve for our PAS handsets as we anticipated decrease in demand after China launched its 3G networks. The additional PAS handset inventory reserve was partially offset by a decrease to cost of sales from the amortization of the Marvell supply agreement. In addition, gross profit for the six months ended June 30, 2009 was also reduced by approximately $30.0 million as a result of transactions with PCD LLC consisting of a claim settlement of $11.1 million for product-related liability disputes and product returns and $18.9 million of costs for inventory write-downs to net realizable value, write-downs of excess inventory and warranty reserves.

RELATED PARTY TRANSACTIONS

Softbank and affiliates

We recognize revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers ADSL coverage throughout Japan, which is marketed under the name “YAHOO! BB.” We support Softbank’s fiber-to-the-home service through sales of its carrier class GEPON product as well as its NetRing™ product. In addition, we support Softbank’s new internet protocol television (“IPTV”), through sales of its RollingStream™ product. During the three and six months ended June 30, 2010 and 2009, we recognized revenue and related cost of net sales for sales of telecommunications equipment and services to affiliates of Softbank as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Net sales	$10,838	$5,033	$21,512	$11,198
Cost of net sales	3,874	2,841	8,968	6,758
Gross profit	$6,964	$2,192	$12,544	$4,440

Gross profit as a percentage of net sales fluctuations are expected and generally result from changes in product mix. In the three and six months ended June 30, 2010, gross profit as a percentage of net sales also benefited approximately $2.4 million from the release of previously deferred revenue carve-out for potential penalty and cancellation penalties. Included in accounts receivable at June 30, 2010 and December 31, 2009 were $7.6 million and $5.5 million, respectively, related to these transactions.

Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of June 30, 2010 and December 31, 2009, our customer advance balance related to Softbank agreements was $0.2 million and $0.2 million, respectively. The current deferred revenue balance related to Softbank was $1.2 million and $1.4 million as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, our noncurrent deferred revenue balance related to Softbank was $7.8 million compared to $8.8 million as of December 31, 2009.

As discussed in Note 6 to our condensed consolidated financial statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q, we have a $1.1 million investment in SBI. Affiliates of Softbank have a controlling interest in SBI.

As of June 30, 2010, Softbank beneficially owned approximately 11% of our outstanding stock.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations and other commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Short-term Investments

	June 30,	December 31,
	2010	2009	Change
		(in thousands)

Cash and cash equivalents	$306,841	$265,843	$40,998
Short-term investments - Bank notes	1,155	1,038	117
Total	$307,996	$266,881	$41,115

	Six months ended June 30,
	2010	2009	Change
		(in thousands)
Cash used in operating activities	$(84,964)	$(37,136)	$(47,828)
Cash provided by investing activities	123,692	1,267	122,425
Cash used in financing activities	(30)	(389)	359
Effect of exchange rate changes on cash and cash equivalents	2,300	(749)	3,049

Net increase (decrease) in cash and cash equivalents	$40,998	$(37,007)	$78,005

Cash and cash equivalents, consisting primarily of bank deposits and money market funds, are recorded at cost which approximates fair value because of the short-term nature of these instruments. At June 30, 2010, cash and cash equivalents approximating $213 million was held by our subsidiaries in China.

Cash used in operating activities during the six months ended June 30, 2010 of $85.0 million resulted primarily from the net loss of $24.9 million, adjusted for $3.8 million gains from investing activities, and by changes in net operating assets and liabilities using net cash of $67.1 million, partially offset by non-cash charges including $3.4 million of depreciation and amortization, $4.5 million stock-based compensation and $4.2 million provision for doubtful accounts. Changes in net operating assets and liabilities using net cash during the six months ended June 30, 2010 included $25.3 million for settlement of accounts payable and $40.5 million for settlement of other liabilities as the Company continues to streamline operations. Changes in deferred revenue of $53.5 million during the six months ended June 30, 2010 resulted primarily from amortization of PAS deferred product revenue. Cash used in operating activities during the six months ended June 30, 2009 of $37.1 million resulted primarily from the net loss of $151.7 million offset by non-cash charges including $6.9 million of depreciation and amortization, $6.4 million stock-based compensation and also offset by changes in operating assets and liabilities providing net cash of $99.7 million.  The decrease in sales activity in the first six months of 2009 was the primary driver of the changes in operating assets and liabilities.

Cash provided by investing activities during the six months ended June 30, 2010 of $123.7 million included net proceeds from divestiture of $1.5 million, proceeds from sale of building of $124.0 million, and changes in restricted cash of $3.0 million, offset partially by cash outflows including $3.8 million for net purchases of short-term investments, $1.8 million for purchases of property, plant and equipment and $0.6 million for purchase of an investment interest. Cash outflows of approximately $3.8 million for net purchases of short-term investments related primarily to a non-qualified deferred compensation plan established in fiscal 2010 which allows a six-month deferral of compensation for certain employees. Cash provided by investing activities during the six months ended June 30, 2009 was $1.3 million. No significant investing activities occurred in the six months ended June 30, 2009.

Cash used in financing was immaterial during the six months ended June 30, 2010 and 2009.

Accounts Receivable, Net

Accounts receivable increased $2.0 million from $42.3 million at December 31, 2009 to $44.3 million at June 30, 2010. At June 30, 2010, our allowance for doubtful accounts was $30.1 million on gross receivables of $74.4 million. We recorded provision for doubtful accounts of $0.3 million and $4.3 million for the three and six months ended June 30, 2010, respectively. We recorded net recoveries of doubtful accounts of approximately $10.5 million and $2.1 million for the three and six months ended June 30, 2009, respectively, primarily due to significant collection of long-aged receivables during the second quarter of 2009, partially offset by provision for doubtful accounts. We assess collectability of receivables based on a number of factors including analysis of creditworthiness, our customer’s historical payment history and current economic conditions, our ability to collect payment and on the length of time an individual receivable balance is outstanding. We have certain accounts receivable in China that have been outstanding for a significant period of time. We provide allowances for these receivables based on the criteria discussed above. While we believe we have sufficient experience and knowledge of the China market and customer payment patterns to reasonably estimate such allowances, actual payment patterns and customer behavior could differ from our expectations.

Inventories and Deferred Costs

The following table summarizes our inventories and deferred costs:

	June 30	December 31,	Increase
	2010	2009	(Decrease)
		(in thousands)
Inventories:
Raw materials	$8,861	$18,863	$(10,002)
Work in-process	21,715	12,881	8,834
Finished goods	28,514	40,556	(12,042)
Total inventories	$59,090	$72,300	$(13,210)

Short-term deferred costs	$102,231	$130,453	$(28,222)
Long-term deferred costs	$180,777	$184,978	$(4,201)

Inventories consist of product held at our manufacturing facility and warehouses, as well as finished goods at customer sites for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer. Finished goods at customer sites were approximately $21.8 million and $33.8 million at June 30, 2010 and December 31, 2009, respectively.

Inventories of approximately $2.9 million held by the Company’s manufacturing outsource partner are recorded in prepaids and other current assets in the condensed consolidated balance sheet at June 30, 2010.

Liquidity

We have incurred net losses of $225.7 million, $150.3 million and $195.6 million during the years ended December 31, 2009, 2008 and 2007, respectively. During the six months ended June 30, 2010, we incurred a net loss of $24.9 million. We have recorded operating losses in 21 of the 22 consecutive quarters in the period ended June 30, 2010. At June 30, 2010, we have an accumulated deficit of $1,092.1million. We incurred net cash outflows from operations of $67.4 million, $55.2 million and $225.1 million in 2009, 2008 and 2007 respectively. Cash used in operations was $85.0 million during the six months ended June 30, 2010. While operating results are expected to improve in 2010 compared with prior years, we expect to continue to incur losses for fiscal 2010.

At June 30, 2010, we had cash and cash equivalents of $306.8 million, of which $213 million was held by our subsidiaries in China. The amount of cash available for transfer from the China subsidiaries will be limited both by the liquidity needs of the subsidiaries in China and the restriction on currency exchange by Chinese-government mandated requirements including currency exchange controls on certain transfers of funds outside of China.

At June 30, 2010, we had approximately $28.6 million of available credit facilities. In the second quarter of 2010, we entered into two credit facilities totaling $29.4 million. Both credit facilities can be used for the issuance of certain letters of credit and guarantees and both facilities expire in the second quarter of 2011.

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

In the past two years, we took a number of actions to improve our liquidity. In March 2008, we paid $289.5 million to retire our convertible subordinated notes and related accrued interest. On July 1, 2008, we completed the sale of PCD. In addition, we divested our Mobile Solutions Business Unit in July 2008. In the fourth quarter of 2008, management initiated actions to disband our Custom Solutions Business Unit, to wind down our Korea based handset operations, and announced initiatives including efforts to eliminate functional duplications by consolidation of a number of functions into our China operations. In June 2009, management expanded the initiatives to include a worldwide reduction in workforce, outsourcing of manufacturing operations and optimizing research and development spending with a focus on selected products. Our year-to-year quarterly selling, general and administrative and research and development operating expenses decreased significantly in 2009 compared with 2008 and management believes the continuing efforts to stream-line operations will enable our fixed cost base to be better aligned with operations, market demand and projected sales levels. If projected sales do not materialize, we will need to take further actions to reduce costs and expenses or explore other cost reduction options.

In December 2009, we entered into a Sales Leaseback Agreement for the sale of our manufacturing, research and development, and administrative offices facility in Hangzhou, China to another third party for approximately $138.8 million with leaseback of a portion of the facility. On May 31, 2010, the buyer and we agreed that all conditions precedent to the closing had been met and the leaseback commenced on June 1, 2010. As of May 31, 2010, we had received all of the sales proceeds and met all criteria for consummation of sale of the Hangzhou facility.

On February 1, 2010, we entered into agreements for a strategic relationship with Beijing E-town International Investment and Development Co., Ltd (“BEIID”) which includes an investment of $48.5 million in our common stock by BEIID, and two unrelated investment funds, Elite Noble Limited and Shah Capital Opportunity Fund LP. These investments are expected to close in the third quarter of 2010 and will provide additional cash for working capital and general purposes.

Management believes that both our China and non-China operations have sufficient liquidity to finance working capital and capital expenditure needs during the next 12 months. There can be no assurance that additional financing, if required, will be available on terms satisfactory to us or at all, and if funds are raised in the future through issuance of preferred stock or debt, these securities could have rights, privileges or preference senior to those of our common stock and newly issued debt could contain debt covenants that impose restrictions on our operations. Further, any sale of newly issued debt or equity securities could result in additional dilution to our current shareholders.

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

Off-balance sheet arrangements

At June 30, 2010, we do not have any off-balance sheet arrangements.

Contractual obligations and other commitments

Our obligations under contractual obligations and commercial commitments at June 30, 2010 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(in thousands)
Operating leases	$80,977	$16,666	$28,915	$28,134	$7,262
Letters of credit	25,419	13,745	9,114	58	2,502
Purchase commitments	33,861	33,433	428	—	—
Total	$140,257	$63,844	$38,457	$28,192	$9,764

Operating leases

We lease certain facilities under non-cancelable operating leases that expire at various dates through “2013” to “2016”. In connection with the Sale Leaseback Agreement, on February 1, 2010, we entered into a Lease Contract (the “Lease”) with respect to the leaseback of a portion of the Hangzhou facility. The Lease became effective on June 1, 2010 and the contractual obligations related to the Hangzhou facility Lease are included in the table above.

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

Uncertain tax positions

As of June 30, 2010, we had $92.4 million of gross unrecognized tax benefits. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and decrease our net loss is $14.0 million. The impact on net loss reflects the gross unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $78.4 million. We have not included these amounts in the table of contractual obligations and commercial commitments because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

Third Party Commissions

The Company records accruals for commissions payable to third parties in the normal course of business. Such commissions are recorded based on the terms of the contracts between the Company and the third parties and paid pursuant to such contracts. Consistent with our accounting policies, these commissions are recorded as operating expense in the period in which the liability is incurred. As of June 30, 2010, approximately $6.2 million of such accrued commissions had not been claimed by the third parties for more than three years. Management has performed, and continues to perform, follow-up procedures with respect to these accrued commissions. Upon completion of such follow-up procedures, if the accrued commissions have not been claimed and the statute of limitations, if any, has expired or a reasonable period of time has elapsed, the Company will reverse such accruals. Such reversals will be recorded in the Statement of Operations during the period management determines that such accruals are no longer necessary. During the six months ended June 30, 2010 approximately $0.2 million was released to cost of net sales as a result of expiration of statute of limitations. During the six months ended June 30, 2009, no accruals were released to cost of net sales as a result of expiration of statute of limitations.

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

We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. Our policy is to limit the risk of principal loss and to ensure the safety of invested funds by generally attempting to limit market risk. Funds in excess of current operating requirements are mostly invested in money market funds which are rated AAA. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2010 the carrying value of our cash and cash equivalents approximated fair value.

The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at June 30, 2010:

(in thousands, except
interest rates)
Cash and cash equivalents	$306,841
Average interest rate	0.84%

Restricted cash - short-term	$22,162
Average interest rate	0.09%

Short-term investments	$1,155
Average interest rate	0.00%

Restricted cash - long-term	$12,090
Average interest rate	0.01%

Total investment securities	$342,248
Average interest rate	0.76%

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

Historically, the majority of our foreign-currency denominated sales have been made in China, denominated in Renminbi. Additionally, since 2006, we made significant sales in Japanese Yen, Euros, Indian Rupees and Canadian Dollars. Due to China’s currency exchange control regulations, we are limited in our ability to convert and repatriate Renminbi, as well as in our ability to engage in foreign currency hedging activities in China. The balance of our cash held in China was $213 million at June 30, 2010.  Since China un-pegged the Renminbi from the U.S. Dollar in July, 2005, through June 30, 2010, the Renminbi has strengthened by more than 15% versus the U.S. Dollar.  However, it is uncertain what further adjustments may be made in the future.

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

Given our exposure to international markets, we regularly monitor all of our material foreign currency exposures.  We use sensitivity analysis to measure our foreign currency risk by computing the potential decrease in cash flows that may result from adverse or beneficial changes in foreign exchange rates, relative to the functional currency with all other variables held constant.  The analysis covers all of our underlying exposures for foreign currency denominated financial instruments.  The foreign currency exchange rates used were based on market rates in effect at June 30, 2010.  The sensitivity analysis indicated that a hypothetical 10% adverse or beneficial movement in exchange rates would have resulted in a loss or gain in the fair values of our foreign currency denominated financial instruments of $14.2 million at June 30, 2010.

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

In connection with the preparation of this Quarterly Report on Form 10-Q (“Form 10-Q”), the Company carried out an evaluation as of June 30, 2010 under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, management concluded that as of June 30, 2010 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described in “Management’s Annual Report on Internal Control over Financial Reporting,” included in “Part II, Item 9A - Controls and Procedures” (“Item 9A”) in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report”), which have not yet been remediated. Investors are directed to Item 9A in the 2009 Annual Report for the description of these weaknesses.

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

Management’s Planned Remediation Initiatives and Interim Measures

The Company plans to make necessary changes and improvements to the overall design of its control environment to address the material weaknesses in internal control over financial reporting noted above. In particular, the Company implemented during 2009 and the first and second quarters of 2010, and plans to continue to implement during the remainder of 2010, the specific measures described below. In addition, in connection with the June 30, 2010 quarter-end reporting process, the Company has undertaken additional measures described under the subheading “Interim Measures” below to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements included in this Form 10-Q and to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management in connection with the preparation of this Form 10-Q.

Remediation Initiatives

1. To remediate the material weakness described in Item 9A in the 2009 Annual Report over “The recording of reserves for losses on customer contracts,” the Company transitioned the responsibility for calculating the loss contract reserves to its local project office in India in the third and further quarters of 2008, which facilitated enhanced coordination between the local business units, operations, sales and the finance teams resulting in more timely and complete information available for the finance team to analyze. During the third quarter of 2009, the Company finalized its assessment of additional implemented modules of its ERP system in the operation in India, which enhanced the overall monitoring and analysis of the various accounts and balances in India. Although we believe that these enhanced procedures improved the accuracy of the loss reserve calculation, they did not operate for an adequate period of time to ensure effective remediation as of June 30, 2010. In the remainder of 2010, the Company will continue performing the current procedures and make further enhancements, if needed, to confirm full and effective remediation.

2. To remediate the material weakness described in Item 9A in the 2009 Annual Report over “Period-end financial reporting process” the Company added technical resources to the finance team in China in the third and fourth quarters of 2009 as well as the first and second quarters of 2010. In the remainder of 2010, the Company will continue its effort to consolidate and streamline its global close process in China, to standardize the processes for such financial reviews and to ensure the reviewers analyze and monitor financial information in a consistent and thorough manner. Additional technical resources will enable the Company to broaden the scope and quality of the independent reviews of underlying information related to the Company’s period-end financial reporting process.

3. To remediate the material weakness described in Item 9A in the 2009 Annual Report over “internal control over financial reporting related to revenue recognition,” the Company will continue to enhance its contracts review process in order to ensure that appropriate members of management have reviewed and confirmed critical information necessary to assess the proper revenue recognition accounting. The Company will continue to assess and enhance its technical resources to broaden the scope and quality of the independent reviews of underlying information related to the revenue contracts.

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

The Company is committed to continue improving its internal control processes and will continue to diligently and vigorously review its disclosure controls and procedures and its internal control over financial reporting in order to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. However, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. As management continues to evaluate and work to improve the Company’s internal control over financial reporting, it may determine to take additional or alternate measures to address control deficiencies, and it may determine not to complete certain of the measures described under “Management’s Planned Remediation Initiatives and Interim Measures” above.

Changes in Internal Control over Financial Reporting

No changes other than those described above occurred during the three months ended June 30, 2010 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s stock repurchase activity for the three months ended June 30, 2010:

			Total number of shares	Approximate dollar value
			purchased as	of shares that
	Total number of shares	Average price	part of publicly announced	may yet be purchased under
Period	Purchased (1)	paid per share	plans or programs	the plans or programs

April 2010	—	$—	—	$—
May 2010	5,038	$2.11	—	$—
June 2010	—	$—	—	$—
Total	5,038		—	$—

(1)          During the second quarter of 2010, the Company acquired 5,038 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4— REMOVED AND RESERVED

ITEM 5—OTHER INFORMATION

None

ITEM 6—EXHIBITS

Exhibit Number		Description	Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1		Thirteenth Amended and Restated Certificate of Incorporation of UTStarcom, Inc., as amended.	8-K	3.1	12/12/2003

3.2		Second Amended and Restated Bylaws of UTStarcom, Inc., as effective June 28, 2008.	8-K	3.1	4/14/2008

4.1		See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.	—	—	—

4.2		Specimen Common Stock Certificate.	S-1/A	4.1	2/7/2000

4.3		Third Amended and Restated Registration Rights Agreement dated December 14, 1999.	S-1	4.2	12/20/1999

4.4		Stockholder Rights Agreement, made as of February 1, 2010, by and between UTStarcom, Inc. and Beijing E-town International Investment and Development Co., Ltd.	8-K	4.1	2/4/2010

4.5		Stockholder Rights Agreement, made as of February 1, 2010, by and among UTStarcom, Inc., Elite Noble Limited and Shah Capital Opportunity Fund LP.	8-K	4.2	2/4/2010

10.1		Amendment to Common Stock Purchase Agreement dated February 1, 2010 by and between the Company and Beijing E-town International Investment and Development Co., Ltd.	8-K	10.1	5/4/2010

10.2		Amendment to Common Stock Purchase Agreement dated February 1, 2010 by and among the Company, Elite Noble Limited and Shah Capital Opportunity Fund LP.	8-K	10.2	5/4/2010

10.3	*	Offer Letter to Edmond Cheng dated April 26, 2010.	8-K	10.1	5/4/2010

10.4	*	Agreement between Kenneth Luk and UTStarcom, Inc. dated May 3, 2010.	8-K	10.2	5/4/2010

Exhibit Number	Description	Form	Incorporated by Reference From Exhibit Number	Date Filed

10.5	Supplementary Agreement on Payment (translation from Chinese).	10-Q	10.11	5/10/2010

10.6	Second Amendment to Common Stock Purchase Agreement dated February 1, 2010, as amended on April 30, 2010, by and between the Company and Beijing E-town International. Investment and Development Co., Ltd.	8-K	10.1	6/10/2010

10.7	Second Amendment to Common Stock Purchase Agreement dated February 1, 2010, as amended on April 30, 2010, by and among the Company, Elite Noble Limited and Shah Capital Opportunity Fund LP.	8-K	10.2	6/10/2010

10.8	Third Amendment to Common Stock Purchase Agreement dated February 1, 2010, as amended on April 30, 2010 and June 4, 2010, by and between the Company and Beijing E-town International Investment and Development Co., Ltd.	8-K	10.1	7/13/2010

10.9	Third Amendment to Common Stock Purchase Agreement dated February 1, 2010, as amended on April 30, 2010 and June 4, 2010, by and among the Company, Elite Noble Limited and Shah Capital Opportunity Fund LP.	8-K	10.2	7/13/2010

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith	—	—

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith	—	—

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith	—	—

*              Management contract, plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTSTARCOM, INC.

Date: August 6, 2010	By:	/s/ EDMOND CHENG
Edmond Cheng
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)