Form 10-Q
period 2010-09-30
UTSTARCOM INC
filed 2010-11-08
CIK 1030471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

COMMISSION FILE NUMBER 000-29661

UTSTARCOM, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-1782500
(State of Incorporation)	(I.R.S. Employer Identification No.)

20F, TOWER E1, THE TOWERS, ORIENTAL PLAZA
No. 1 EAST CHANG AN AVENUE
DONG CHENG DISTRICT BEIJING, P.R. CHINA	100738
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: +86(10)8520-5588

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

As of November 1, 2010 there were 150,686,033 shares of the registrant’s common stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2010	2009
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$337,026	$265,843
Short-term investments	972	1,038
Accounts receivable, net of allowances for doubtful accounts of $32,409 and $26,065, respectively	41,632	42,346
Notes receivable	461	1,427
Inventories	51,857	72,300
Deferred costs	122,540	130,453
Prepaids and other current assets	47,286	47,906
Short-term restricted cash	22,444	26,448
Total current assets	624,218	587,761
Property, plant and equipment, net	4,810	130,612
Long-term investments	9,129	8,402
Long-term deferred costs	152,562	184,978
Long-term deferred tax assets	5,601	4,822
Other long-term assets	14,664	12,536
Total assets	$810,984	$929,111
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29,724	$54,115
Income taxes payable	—	1,130
Customer advances	86,450	120,364
Deferred revenue	181,785	170,777
Deferred tax liabilities	3,890	3,890
Other current liabilities	83,360	142,894
Total current liabilities	385,209	493,170
Long-term deferred revenue	144,877	160,932
Other long-term liabilities	27,590	18,858
Total liabilities	557,676	672,960
Commitments and contingencies (Note 10)
UTStarcom, Inc. stockholders’ equity:
Common stock: $0.00125 par value; 750,000 authorized shares; 150,686 and 130,095 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	176	153
Additional paid-in capital	1,292,176	1,251,532
Accumulated deficit	(1,109,274)	(1,067,174)
Accumulated other comprehensive income	69,444	70,848
Total UTStarcom, Inc. stockholders’ equity	252,522	255,359
Noncontrolling interests	786	792
Total equity	253,308	256,151
Total liabilities and equity	$810,984	$929,111

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net sales
Products	$52,041	$53,920	$183,836	$225,167
Services	9,353	16,584	31,570	44,840
	61,394	70,504	215,406	270,007
Cost of net sales
Products	43,065	36,994	132,854	211,296
Services	6,236	9,321	20,378	28,708
Gross profit	12,093	24,189	62,174	30,003
See Note 17 for net sales to related party and associated cost of net sales
Operating expenses:
Selling, general and administrative	24,530	33,139	75,882	114,290
Research and development	9,922	14,246	29,023	51,983
Restructuring	2,336	8,909	9,627	41,485
Net (gain) loss on divestitures	(1,436)	1,689	(5,244)	332
Total net operating expenses	35,352	57,983	109,288	208,090

Operating loss	(23,259)	(33,794)	(47,114)	(178,087)

Interest income	594	462	1,392	1,810
Interest expense	(70)	(24)	(208)	(544)
Other income (expense), net	6,967	(1,556)	7,067	(3,341)

Loss before income taxes	(15,768)	(34,912)	(38,863)	(180,162)
Income tax benefit (expense)	(1,400)	317	(3,243)	(6,166)
Net loss	(17,168)	(34,595)	(42,106)	(186,328)
Net (gain) loss attributable to noncontolling interests	(4)	15	6	32
Net loss attributable to UTStarcom, Inc.	$(17,172)	$(34,580)	$(42,100)	$(186,296)

Net loss per share attributable to UTStarcom, Inc.- Basic and Diluted	$(0.13)	$(0.27)	$(0.32)	$(1.47)

Weighted average shares used in per-share calculation - Basic and Diluted	135,550	127,875	131,781	126,930

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,106)	$(186,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,166	10,177
Amortization of deferred gain on sale-leaseback	(429)	—
Provision for (recovery of) doubtful accounts	6,012	(3,659)
Other-than-temporary impairment of equity investment	—	5,517
Stock-based compensation expense	6,131	9,434
Net (gain) loss on divestitures	(5,244)	332
Gain on settlement of an investment interest	(481)	—
Deferred income taxes	(567)	2,341
Other	366	(634)
Changes in operating assets and liabilities:
Accounts receivable	(8,685)	108,947
Inventories and deferred costs	67,046	40,512
Other assets	3,318	62,380
Accounts payable	(32,445)	(132,005)
Income taxes payable	192	2,200
Customer advances	(35,866)	41,116
Deferred revenue	(4,400)	(33,775)
Other liabilities	(54,413)	(15,757)
Net cash used in operating activities	(97,405)	(89,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,616)	(1,651)
Net proceeds from divestitures	2,848	11,508
Proceeds from sale of building, net of tax payments	123,955	—
Change in restricted cash	7,379	1,895
Proceeds from settlement of an investment interest	481	1,600
Purchase of an investment interest	(550)	—
Purchase of short-term investments	(12,002)	(6,514)
Proceeds from sale of short-term investments	7,825	7,625
Other	332	437
Net cash provided by investing activities	127,652	14,900

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and option per stock purchase agreement , net of expense	34,587	—
Issuance of common stock upon exercise of options and ESPP	7	367
Repurchase of common stock	(58)	—
Other	—	(755)
Net cash provided by (used in) financing activities	34,536	(388)
Effect of exchange rate changes on cash and cash equivalents	6,400	2,199
Net increase (decrease) in cash and cash equivalents	71,183	(72,491)
Cash and cash equivalents at beginning of period	265,843	309,603
Cash and cash equivalents at end of period	$337,026	$237,112

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

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

On February 1, 2010, the Company entered into agreements for a strategic relationship with Beijing E-town International Investment and Development Co., Ltd (“BEIID”) which included a proposed investment of $48.5 million in the Company’s common stock by BEIID, and two unrelated investment funds, Elite Noble Limited and Shah Capital Opportunity Fund LP. These investment transactions closed in September 2010. Under the revised terms, UTStarcom received cash of $34.6 million, net of issuance costs, and issued approximately 18.1 million shares of common stock and an option to purchase up to an additional 4.0 million shares of common stock for approximately $8.1 million through November 8, 2010. See Note 11 for additional information.

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

NOTE 2 - ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period, which excludes nonvested restricted stock. Diluted EPS presents the amount of net income (loss) available to each share of common stock outstanding during the period plus each share of common stock that would have been outstanding assuming the Company had issued shares of common stock for all dilutive potential common shares outstanding during the period. The Company’s potentially dilutive common shares include outstanding stock options, nonvested restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”) shares prior to termination of the ESPP effective May 15, 2009, which are reflected in diluted net income per share by application of the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares. For the three and nine months ended September 30, 2010 and 2009, no potential common shares were dilutive because of the net loss in the periods. Potential shares of common stock of approximately 7.6 million and 11.4 million were excluded from the diluted per share calculation for the three months ended September 30, 2010 and 2009, respectively, while 8.4 million and 13.3 million were excluded from the diluted per share calculation for the nine months ended September 30, 2010 and 2009, respectively, because to include them would have been anti-dilutive for the periods. In addition, potentially dilutive common shares from the investor option to purchase up to an additional 4.0 million shares through November 8, 2010 (see Note 11) were also excluded from the diluted per share calculation for the three and nine months ended September 30, 2010 because to include them would have been anti-dilutive for the periods.

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

At September 30, 2010, the Company had no assets and liabilities measured at fair value on a recurring basis. The Company’s money market funds, which are included in cash and cash equivalents, are recorded at cost which approximates fair value, classified within Level 1 of the fair value hierarchy. The fair value of certain of the Company’s financial instruments that are not measured at fair value, including accounts receivable, accounts payable, and other current liabilities, approximates the carrying amount because of their short maturities.

During the nine months ended September 30, 2010, the Company had no assets and liabilities measured at fair value on a non-recurring basis. At December 31, 2009, the Company determined as a result of the sale leaseback transaction entered into in December 2009 (see Note 7) that the net book value of its Hangzhou facility was in excess of its fair value. Due to the apparent decline in value, the Company conducted a recoverability test for this entity-wide asset and determined the carrying value of the net assets of the Company exceeded the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. In the Company’s assessment of fair value, management placed primary reliance on the market approach (the third party offer). The result of this analysis reduced the Company’s overall assessment of fair value of the property by $33.3 million. Accordingly, the Company recorded a non-cash impairment charge of $33.3 million during the fourth quarter of 2009. The Company’s overall assessment of fair value of the property at December 31, 2009 was based on Level 2 inputs.

Variable Interest Entities

In June 2009, the FASB issued authoritative guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. The Company adopted this new standard in the first quarter of fiscal year 2010. See Note 18 for the impact of the adoption of the guidance on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In September 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for the Company beginning in the first quarter of fiscal year 2011, however early adoption is permitted. The Company will adopt these standards in the first quarter of fiscal year 2011 and is currently assessing the potential impact, if any, of the guidance on its consolidated financial statements.

In September 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are effective for the Company beginning in the first quarter of fiscal year 2011, however early adoption is permitted. The Company will adopt these standards in the first quarter of fiscal year 2011 and is currently assessing the potential impact, if any, of the guidance on its consolidated financial statements.

NOTE 3—DIVESTITURES

China Packet Data Services Node (“PDSN”) Assets

In the third quarter of 2010, the Company completed a sale of its China PDSN assets. The divested assets were part of the Multimedia Communications segment. After the close of the transactions, the Company remained the primary obligor for certain sales contracts that were in place prior to the close of the transaction. The Company allocated proceeds to each component of the sales agreement based on relative fair values and recorded a gain of $1.6 million upon closing of the transaction in September 2010.  The Company will record sales and related cost of net sales in future periods related to the completion of existing contracts. The Company determined that the sale of this product line did not meet the criteria for presentation as a discontinued operation because of the Company’s continuing involvement.

EMEA Operations

In September 2010, the Company entered into an agreement to transfer its EMEA (“Europe, Middle East and Africa”) operations for no consideration. However as of September 30, 2010, the transaction was not completed because the Company did not transfer its obligations under the existing sales contracts to the buyer. In the third quarter of 2010, the Company recognized expenses of approximately $0.9 million as an operating expense for its obligations primarily arising out of local statutory requirements such as severance fund for transferred employees and other miscellaneous costs. In the third quarter of 2010, the Company paid approximately $0.3 million to the buyer with the remaining accrued balance of $0.6 million expected to be paid in the fourth quarter of 2010 because the buyer has agreed to take over these obligations. The Company determined that the sale of its EMEA operations did not meet the criteria for presentation as a discontinued operation because EMEA did not meet the definition of a component of an entity and, the Company continues to have involvement with EMEA operations as of September 30, 2010.

IP Messaging and US PDSN Assets

In June 2010, the Company completed a sale of its IP Messaging and US PDSN Assets as part of its strategy to focus on core IP-based product offerings. The divested assets were located in North America, Caribbean, and Latin America regions and were part of the Multimedia Communications segment. Consideration for the approximately $1.7 million of net liabilities transferred included approximately $0.4 million cash proceeds plus potential additional contingent consideration of up to $1.6 million based on future cash collection of transferred receivables. A gain of $2.1 million, net of taxes, was recognized in June 2010 as a reduction to operating expenses. In the third quarter of 2010, the Company received $0.7 million of contingent consideration and recognized an additional gain on divestiture. The Company determined that the sale of these product lines did not meet the criteria for presentation as a discontinued operation as these product lines did not meet the definition of a component of an entity.

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

On June 30, 2009, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with PCD LLC. Under the Settlement Agreement, the Company waived its right to any earnout payments and granted a call option to PCD LLC for the Company’s $1.6 million investment in the equity securities of PCD LLC.  The Company also agreed to pay PCD LLC a total of $11.1 million which included warranty costs of approximately $8.4 million (see Note 8) and a reduction of revenue of approximately $2.7 million. In addition to the $11.1 million claim settlement, the Company recorded an additional $17.6 million of costs for inventory write-downs to net realizable value, write-downs of excess inventory and warranty reserves related to transactions with PCD LLC. The Company recorded these transactions in the second quarter of 2009, resulting in a decrease in revenue of approximately $2.7 million and an increase in cost of net sales of $26.0 million. The sale of the PCD assets did not meet the criteria for presentation as a discontinued operation because of the Company’s significant continuing involvement.

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

Sale of Assets to Marvell Technology Group Ltd

In February 2006, the Company sold substantially all of the assets and selected liabilities of its semiconductor design business division to Marvell Technology Group Ltd. (“Marvell”). In connection with the sale of assets, the Company entered into a supply agreement with Marvell to purchase chipsets for the Company’s handset products over the next five years. The value allocated to the supply agreement of $20.2 million has been amortized in proportion to the quantities of chipsets purchased under the supply agreement. During the first quarter of 2009, the Company revised its estimates of customer demand for certain handset products and determined that future chipset purchases from Marvell would be negligible. As a result, the Company fully amortized against cost of net sales the remaining value of the supply agreement of $8.5 million in the three months ended March 31, 2009.

NOTE 4 - COMPREHENSIVE LOSS

Total comprehensive loss for the three and nine months ended September 30, 2010 and 2009 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net loss	$(17,168)	$(34,595)	$(42,106)	$(186,328)
Other Comprehensive income
Unrealized gain on investments, net of tax	—	714	—	714
Reclassification for realization of previously unrealized losses, net of tax	—	—	—	3,313
Reclassification for realization of previously unrealized foreign currency translation losses, net of tax	—	2,360	—	2,164
Foreign currency translation	(2,712)	1,641	(1,404)	(247)
Comprehensive loss	(19,880)	(29,880)	(43,510)	(180,384)

Comprehensive loss attributable to noncontrolling interests	4	(15)	(6)	(32)
Comprehensive loss attributable to UTStarcom, Inc.	$(19,884)	$(29,865)	$(43,504)	$(180,352)

The changes in noncontrolling interests during the nine months ended September 30, 2010 and 2009 were as follows:

	Nine months ended September 30,
	2010	2009
	(in thousands)
Balance at beginning of period	$792	$808
Comprehensive loss attributable to noncontrolling interests	(6)	(32)
Balance at end of period	$786	$776

NOTE 5 — BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	September 30,	December 31,
	2010	2009
	(in thousands)
Inventories:
Raw materials	$4,733	$18,863
Work in process	14,967	12,881
Finished goods (1)	32,157	40,556
Total	$51,857	$72,300

(1)                                  Includes finished goods at customer sites of approximately $21.4 million and $33.8 million at September 30, 2010 and December 31, 2009, respectively, for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer.

Inventories of approximately $0.8 million held by the Company’s manufacturing outsource partner are recorded in prepaids and other current assets in the condensed consolidated balance sheet at September 30, 2010. No inventories were held by our manufacturing outsource partner at December 31, 2009. The Company recorded an $8.5 million inventory reserves in the third quarter of 2010 for MSAN and MSTP for two international customer contracts due to the reduction in product demands.

	September 30,	December 31,
	2010	2009
	(in thousands)
Property, plant and equipment, net:
Buildings	$238	$184,436
Leasehold improvements	11,290	15,422
Automobiles	4,186	4,243
Software	33,301	37,240
Equipment and Furniture	121,489	172,214
Others	811	1,690
Total	171,315	415,245
Less: accumulated depreciation and impairment	(166,505)	(284,633)
Total (see Note 7)	$4,810	$130,612

	September 30,	December 31,
	2010	2009
	(in thousands)
Other current liabilities:
Accrued contract costs	$13,429	$27,657
Accrued payroll and compensation	22,421	35,871
Warranty costs	8,287	16,150
Accrued other taxes	16,281	15,863
Restructuring costs	5,403	21,707
Deposit received for sale of building	—	7,323
Other	17,539	18,323
Total	$83,360	$142,894

NOTE 6 - CASH, CASH EQUIVALENTS, INVESTMENTS AND FAIR VALUE MEASUREMENTS

Cash and cash equivalents, consisting primarily of bank deposits and money market funds, are recorded at cost which approximates fair value because of the short-term nature of these instruments. At September 30, 2010 and December 31, 2009, there were no available-for-sale securities investments subject to fair value accounting included in cash and cash equivalents or long-term investments.

Short-term investments, consisting of bank notes, were $1.0 million and $1.0 million at September 30, 2010 and December 31, 2009, respectively. The Company accepts bank notes receivable with maturity dates of between three and six months from its customers in China in the normal course of business. The Company may discount these bank notes with banking institutions in China. During the nine months ended September 30, 2010, no bank notes were sold. During the three months ended September 30, 2009, there were no bank notes sold. During the nine months ended September 30, 2009, the Company sold $9.9 million of bank notes and recorded immaterial costs as a result of discounting the notes. All long-term investments are in privately-held companies and are accounted for under the cost method. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. In making this determination, the Company reviews several factors to determine whether the losses are other-than-temporary, including but not limited to: (i) the length of time the investment was in an unrealized loss position, (ii) the extent to which fair value was less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

The following table shows the break-down of the Company’s equity securities classified as long-term investments at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(in thousands)

Cortina	$3,348	$3,348
GCT SemiConductor, Inc	3,000	3,000
Xalted Networks	1,583	1,583
SBI	1,198	471
Total equity securities	$9,129	$8,402

SBI NEO Technology A Investment LPS (“SBI”)

In 2008, the Company invested $0.5 million into SBI in exchange for approximately 2% of the Partnership interest. The Partnership’s investment objective is to invest in unlisted or listed companies in Japan and overseas that are engaged in high growth businesses, including businesses focused on information technology and the environment. In the first quarter of 2010, the Company contributed an additional $0.6 million into SBI, and at September 30, 2010 maintains an approximately 2% Partnership interest. The Company has concluded that it does not have a controlling interest in SBI as it does not have the power to direct the activities of SBI that most significantly impact the entity’s economic performance. Affiliates of a related party have a controlling interest in SBI, see Note 17. The Company accounts for the investment in SBI using the cost method.

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

Management concluded that the transaction qualified for sale-leaseback accounting as all of the risks and rewards of ownership were transferred to the buyer upon closing of the transaction and the leaseback arrangement did not include any form of continuing involvement, other than a normal leaseback. In the second quarter of 2010, the Company recorded the sale of the Hangzhou facility and recorded a deferred gain of $7.7 million at the time of sale. The deferred gain was represented by the gross sales proceeds of $138.8 million, less $7.5 million of transaction related taxes and other fees, and less the net book value of the Hangzhou facility of $123.6 million. The gain on sale was deferred in accordance with the accounting guidance for sale-leaseback transactions, as the Company has retained more than a minor portion of the use of the property through the six-year leaseback. The deferred gain on the sale-leaseback is being amortized in proportion to the related gross rental charged to expense over the leaseback term. During the three and nine months ended September 30, 2010, amortization of the deferred gain of $0.3 million and $0.4 million, respectively, was recorded as a reduction of operating expenses. At September 30, 2010, $1.2 million of deferred gain is included in other current liabilities and $6.1 million of deferred gain is included in other long-term liabilities in the condensed consolidated balance sheet.

In connection with the Sale Leaseback Agreement, on February 1, 2010, the Company entered into a Lease Contract (the “Lease”) with respect to the leaseback of a portion of the Hangzhou facility. Under the terms of the Lease, the Company will lease back 71,027 sqm gross floor area (“GFA”) aboveground and 12,000 sqm GFA underground of the building for a period of 6 years at a rate of approximately $0.37, $0.44 and $0.47, respectively, per sqm per day for years 1-2, 3-4 and 5-6, respectively, of the lease period for the aboveground space; and approximately $3.66 per sqm per month for the underground space for the full lease period. The Company was also required to pay a security deposit in the amount of approximately $1.8 million and prepay part of the rent and fees for the last six months of the lease term in the amount of approximately $3.4 million upon lease inception on June 1, 2010. The Company may terminate all or part of the Lease by giving six months advance notice; however, the Company would be required to pay penalties and additional compensation in the event of early termination. The Company has concluded that the Lease qualifies as an operating lease. See Note 10 for future minimum lease payments under all noncancelable operating leases.

NOTE 8 - WARRANTY OBLIGATIONS AND OTHER GUARANTEES

The Company provides a standard warranty on its equipment and handset sales for a period generally ranging from one to two years from the time of final acceptance. At times, the Company has entered into arrangements to provide limited warranty services for periods longer than two years. The Company provides for the expected cost of product warranties at the time that revenue is recognized based on an assessment of past warranty experience and when specific circumstances dictate. The Company assesses the adequacy of its recorded warranty liability every quarter and makes adjustments to the liabilities if necessary. Specific warranty accruals are reversed upon the expiration of the warranty period and are recorded as a reduction of cost of net sales. From time to time, the Company may be subject to additional costs related to non-standard warranty claims from its customers. If and when this occurs, the Company estimates additional accruals based on historical experience, communication with its customers and various assumptions that the Company believes to be reasonable under the circumstances. Such additional warranty accruals are recorded in the period in which the additional costs are identified.

Expirations recorded as a reduction of cost of net sales approximated $0.4 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively, and $3.0 million and $2.9 million for the nine months ended September 30, 2010 and 2009, respectively and are included in the table below as benefit from expirations. The following table summarizes the activity related to warranty obligations during the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Balance at beginning of period	$9,592	$33,824	$16,150	$29,840
Accruals for warranties issued during the period (benefit from expirations), net	(339)	(1,124)	(3,423)	9,709
Settlements made during the period	(966)	(10,057)	(4,440)	(16,906)
Balance at end of period	$8,287	$22,643	$8,287	$22,643

During the second quarter of 2009, the Company recorded a special warranty charge related to certain handsets sold to PCD LLC.  Under the Settlement Agreement with PCD LLC (see Note 3), the Company agreed to pay PCD LLC $8.4 million to settle certain PCD LLC customers’ warranty claims arising from the handsets sold to PCD LLC.  The $8.4 million claim settlement is included in the accruals for warranties issued during the three and nine months ended September 30, 2009 in the table above.

Certain of the Company’s sales contracts include provisions under which customers would be indemnified by the Company in the event of, among other things, a third-party claim against the customer for intellectual property rights infringement related to the Company’s products.  There are no limitations on the maximum potential future payments under these guarantees.  Historically, the Company has not incurred material costs as a result of obligations under these agreements.  It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

NOTE 9 - RESTRUCTURING COSTS

Restructuring Costs

During the three months and nine months ended September 30, 2010, the Company recorded approximately $2.3 million and $9.6 million respectively in restructuring charges. For the three and nine months ended September 30, 2009, the Company recorded restructuring charges of $8.9 million and $41.5 million, respectively.  The following describes the Company’s restructuring initiatives.

2009 Restructuring Plan

On June 9, 2009, the Board of Directors of the Company approved a restructuring plan (the “2009 Restructuring Plan”) designed to reduce the Company’s operating costs. The 2009 Restructuring Plan includes a worldwide reduction in force of approximately 50% of the Company’s headcount, or approximately 2,300 employees located primarily in China and the United States and, to a lesser degree, other international locations. During the three months ended September 30, 2010, the Company recorded restructuring costs of approximately $2.2 million related to the 2009 Restructuring Plan, net of approximately $0.2 million of reversal of charges recorded in fiscal year 2009. During the nine months ended September 30, 2010, the Company recorded restructuring costs of approximately $9.1 million related to the 2009 Restructuring Plan, net of approximately $1.9 million of reversal of charges recorded in prior periods. The restructuring costs for the nine months ended September 30, 2010 consist primarily of severance and benefits related to additional employees included in the 2009 Restructuring Plan, adjusted for change in estimate, and approximately $1.1 million of lease costs primarily related to a lease expiring in 2013. During the three and nine months ended September 30, 2009, the Company recorded restructuring costs of approximately $9.2 million and $35.1 million, respectively, related to the 2009 Restructuring Plan.  Restructuring costs for the nine months ended September 30, 2009 included $33.6 million for severance and benefits related to approximately 2,070 employees and $1.5 million related primarily to the estimated loss on a lease obligation which expires in 2013.Total restructuring costs recorded through September 30, 2010 related to the 2009 Restructuring Plan approximated $49.1 million.

2008 Restructuring Plan

During fiscal 2008, the Company implemented a restructuring plan (the “2008 Restructuring Plan”) primarily related to a global reduction in force across all functions and employee terminations at certain non-core operations which the Company was in the process of winding down. The total number of employees affected totaled approximately 750, including 350 in China, 200 in Korea and 200 in other locations including the United States. During the three and nine months ended September 30, 2010, the Company recorded additional restructuring costs related to the 2008 Restructuring Plan of approximately $0.1 million and $0.5 million, respectively, for severance and benefit costs being recognized over the remaining service period for employees included in the 2008 Restructuring Plan. During the three and nine months ended September 30, 2009, the Company recorded a reversal of $0.3 million and a charge of $6.1 million, respectively, in restructuring charges related to the 2008 Restructuring Plan. Total restructuring costs recorded through September 30, 2010 related to the 2008 Restructuring Plan approximated $19.9 million.

2007 Restructuring Plan

At June 30, 2010, the 2007 Restructuring Plan was complete.

The activity in the accrued restructuring balances related to the plans described above was as follows for the nine months ended September 30, 2010 and 2009:

	Balance at December 31, 2009	Restructuring Charges	Cash Payments	Non-cash Settlement	Balance at September 30, 2010
	(in thousands)
2009 Restructuring Plan
Workforce Reduction	$16,939	$8,066	$(19,907)	$(2,052)	$3,046
Lease Costs	1,516	1,052	(456)	—	2,112
Other Costs	6	45	—	(45)	6
Total 2009 Restructuring Plan	18,461	9,163	(20,363)	(2,097)	5,164

2008 Restructuring Plan
Workforce Reduction	2,526	494	(2,781)	—	239
Lease Costs	385		(385)	—	—
Other Costs	30	(30)	—	—	—
Total 2008 Restructuring Plan	2,941	464	(3,166)	—	239

2007 Restructuring Plan - Lease Costs	305	—	(305)	—	—
	—				—
Total	$21,707	$9,627	$(23,834)	$(2,097)	$5,403

	Balance at December 31, 2008	Restructuring Charges	Cash Payments	Non-cash Settlement	Balance at September 30, 2009
	(in thousands)

2009 Restructuring Plan
Workforce Reduction	$—	$33,620	$(13,542)	$(1,569)	$18,509
Lease Costs	—	1,516	(215)	—	1,301
Other Costs	—	7	(7)	—	—
Total 2009 Restructuring Plan	—	35,143	(13,764)	(1,569)	19,810

2008 Restructuring Plan
Workforce Reduction	7,976	5,189	(9,278)	(880)	3,007
Lease Costs	249	1,075	(703)	—	621
Other Costs	498	(126)	(314)	—	58
Total 2008 Restructuring Plan	8,723	6,138	(10,295)	(880)	3,686

2007 Restructuring Plan - Lease Costs	788	204	(504)	—	488

Total	$9,511	$41,485	$(24,563)	$(2,449)	$23,984

The majority of the remaining cash expenditures related to the 2009 and 2008 Restructuring Plans are expected to be paid in 2010. The remaining liabilities related to lease obligations are expected to be settled over the remaining lease term. The Company expects to incur additional restructuring charges in the fourth quarter of 2010 as it continues to execute the 2009 and 2008 Restructuring Plans.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities under noncancelable operating leases that expire at various dates through 2016.  In connection with the Sale Leaseback Agreement, the Company entered into a lease with respect to the leaseback of a portion of the Hangzhou facility, see Note 7.  The leaseback commenced on June 1, 2010 and the contractual obligations related to the Hangzhou facility lease are included in the table below. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of September 30, 2010 are as follows:

Twelve months ending September 30:	Amount
(in thousands)
2011	$16,105
2012	14,459
2013	14,671
2014	14,127
2015	14,500
Thereafter	3,752
Total	$77,614

Third Party Commissions

The Company records accruals for commissions payable to third parties in the normal course of business. Such commissions are recorded based on the terms of the contracts between the Company and the third parties and paid pursuant to such contracts. Consistent with the Company’s accounting policies, these commissions are recorded as cost of net sales in the period in which the liability is incurred. As of September 30, 2010, the Company had approximately $0.5 million of such accrued commissions. Management has performed, and continues to perform, follow-up procedures with respect to these accrued commissions. Upon completion of such follow-up procedures, if the accrued commissions have not been claimed and the statute of limitations, if any, has expired, the Company reverses such accruals. Such reversals are recorded in the Statement of Operations during the period management determines that such accruals are no longer necessary. With the assistance of its China counsel, the Company concluded that for certain of these accrued commissions the statute of limitations had expired in August 2010, two years after formal communication was sent to these agents. During the three and nine months ended September 30, 2010 approximately $5.8 and $6.0 million, respectively, were released to cost of net sales as a result of expiration of statute of limitations. During the three and nine months ended September 30, 2009, approximately $0.7 million and $0.8 million, respectively, were released to cost of net sales as a result of expiration of statute of limitations.

India Department of Telecommunication Security and Supply Chain Standards

Recent changes in India require equipment manufacturers to satisfy certain security and supply chain standards to the satisfaction of Indian authorities. The Company entered into such agreements with several customers in India which establish detailed security and supply chain standards covering products supplied to telecommunication customers.  These agreements contain significant penalty clauses in the event a security breach is detected related to product supplied by the Company.  Management is unable to estimate the likelihood or the financial impact of any such potential security breach on the Company’s financial position, results of operations, or cash flows. The Company is currently assessing the potential impact these agreements may have on the timing of revenue recognition.

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

Plaintiffs, the Company and the individual defendants have signed and filed a stipulation of settlement providing for the settlement of the case. Defendant Softbank is not a party to the settlement. Under the terms of the settlement, the Company’s and individual defendants’ insurers would pay the full amount of the settlement. On May 13, 2010, the Court granted preliminary approval of the settlement, and on August 31, 2010, the Court granted final approval of the settlement. On October 8, 2010, plaintiffs and Defendant Softbank filed a motion for preliminary approval of a separate settlement between plaintiffs and Defendant Softbank.  There is no assurance that this settlement will receive court approval.  If it does not, we continue to incur costs with regard to discovery in connection with the litigation between plaintiffs and Defendant Softbank.  Accordingly, the Company is unable at this time to estimate the effects of this lawsuit on the Company’s financial position, results of operations, or cash flows.

Shareholder Derivative Litigation

On November 17, 2006, a shareholder derivative complaint captioned Ernesto Espinoza v. Ying Wu et al., Case No. RG06298775, was filed against certain of the Company’s former officers and current officers and directors in the Superior Court of the County of Alameda, California. The complaint alleges that the individual defendants, among other things, breached their duties, were unjustly enriched, and violated the California Corporations Code in connection with the timing of stock option grants. The complaint names the Company as a nominal defendant and seeks unspecified monetary damages against the individual defendants and various forms of injunctive relief. On February 2, 2007, the Company and the individual defendants filed demurrers against the complaint. On April 11, 2007, the Court sustained the individual defendants’ demurrer, overruled the Company’s demurrer, ordered the plaintiff to file an amended complaint, and ordered the Company to answer the original complaint. The plaintiff filed an amended complaint and the Company has filed an answer to the amended complaint. On August 21, 2007, the individual defendants filed demurrers against the amended complaint. The Court sustained the individual defendants’ demurrers and ordered the plaintiff to file a second amended complaint. On September 26, 2008, plaintiff filed his second amended complaint. On November 21, 2008, the Company and the individual defendants filed demurrers against the second amended complaint. On February 27, 2009, the Court sustained the Company’s demurrer and ordered the plaintiff to file a third amended complaint. On March 20, 2009, plaintiff filed his third amended complaint. On May 5, 2009, the Company and the individual defendants filed demurrers against the third amended complaint. On August 11, 2009, the Court sustained the Company’s demurrer without leave to amend. On October 13, 2009, plaintiffs filed a notice of appeal.

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

The parties have reached a global settlement of the litigation. Under the settlement the insurers will pay the full amount of the settlement share allocated to the Company, and the Company will bear no financial liability. The Company and other defendants, will receive complete dismissals from the case. On October 5, 2009, the Court entered an Opinion and Order granting final approval of the settlement. Certain objectors have filed appeals. If for any reason the settlement does not become effective, the Company believes it has meritorious defenses to the claims and intends to defend the action vigorously.

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

Letters of credit

The Company issues standby letters of credit primarily to support international sales activities outside of China and in support of purchase commitments. When the Company submits a bid for a sale, often the potential customer will require that the Company issue a bid bond or a standby letter of credit to demonstrate its commitment through the bid process. In addition, the Company may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees. The standby letters of credit usually expire without being drawn by the beneficiary thereof. Finally, the Company may issue commercial letters of credit in support of purchase commitments. At September 30, 2010, the Company had short-term restricted cash of $22.4 million, and long-term restricted cash of $7.6 million included in other long-term assets. The restricted cash amounts primarily collateralize the Company’s outstanding letters of credit approximating $23.3 million at September 30, 2010.

NOTE 11 — COMMON STOCK PURCHASE AND OPTION TO PURCHASE ADDITIONAL SHARES

On February 1, 2010, the Company entered into Stock Purchase Agreements with Beijing E-town International Investment and Development Co., Ltd. (“BEIID”), and two unrelated investment funds, Elite Noble Limited and Shah Capital Opportunity Fund LP, which included a proposed investment of $48.5 million in the Company’s common stock. The Stock Purchase Agreements were subsequently amended on May 4, 2010, June 4, 2010 and July 7, 2010, respectively.

On September 7, 2010, the Company and the investors entered into a fourth amendment to each of the Stock Purchase Agreements (“Fourth Amendments”) to reduce the per share purchase price and to make certain adjustment to the number of shares sold under the agreements.  Under the terms of the Fourth Amendments, the Company and the investors agreed to reduce the purchase price from $2.20 per share to $2.027 per share and adjust the number of shares sold to each of the investors.  The Fourth Amendments also provided an option to Elite Noble Limited to purchase up to an additional 3,972,251 shares through November 8, 2010 for approximately $8.1 million based on a stated exercise price of $2.027 per share if the purchase takes place on or prior to October 7, 2010 and $2.047 per share if the purchase takes place between October 8, 2010 and November 8, 2010. On September 7, 2010, the Company completed the transaction and issued an aggregate 18,073,202 shares of its common stock and the option to purchase an additional 3,972,251 shares for cash proceeds, net of issuance costs, of $34.6 million. Net cash proceeds were allocated to the common stock issued and the option to purchase additional shares based on their relative fair value at the date of issuance, resulting in $34.1 million of net cash proceeds allocated to the common stock issued and $0.5 million of net cash proceeds allocated to the option to purchase additional shares.

The fair value of the option to purchase the additional 3,972,251 shares was estimated to be $0.5 million at the date of issuance based on the Black-Scholes option pricing model using a risk-free interest rate of 0.16%, volatility of approximately 55%, the contractual life of 0.2 years and zero dividend rate. The net cash proceeds allocated to the option to purchase additional shares were recorded as additional paid in capital. The option was outstanding at September 30, 2010.

NOTE 12 — STOCK INCENTIVE PLAN

During the nine months ended September 30, 2010, the Company granted equity awards primarily consisting of restricted stock and restricted stock units (“RSUs”), and to a much lesser extent, option awards. Such awards generally vest over a period of one to four years from the date of grant. Restricted stock has the voting rights of common stock and the shares underlying restricted stock are issued and outstanding. There were 555,391 option awards during the three months ended September 30, 2010.

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

The total stock-based compensation expense, including the ESPP expense described above, recognized in the condensed consolidated statement of operations for the three months and nine months ended September 30, 2010 and 2009 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Cost of net sales	$42	$101	$135	$592
Selling, general and administrative	901	1,516	3,381	5,572
Research and development	202	237	563	1,321
Restructuring	439	1,153	2,052	1,949
Total	$1,584	$3,007	$6,131	$9,434

Option activity as of September 30, 2010 and changes during the nine months ended September 30, 2010 were as follows:

	Number of shares outstanding	Weighted average exercise price
	(in thousands)
Options outstanding, December 31, 2009	5,750	$8.98
Options granted	655	2.17
Options exercised	(2)	2.82
Options forfeited or expired	(1,945)	15.77
Options outstanding, September 30, 2010	4,458	$5.02

Nonvested restricted stock and restricted stock units as of September 30, 2010, and changes during the nine months ended September 30, 2010, were as follows:

	Shares	Weighted average grant date fair value
	(in thousands)
Nonvested at December 31, 2009	4,030	$2.38
Granted	1,479	$2.25
Vested	(2,634)	$2.75
Forfeited	(564)	$2.14
Total nonvested at September 30, 2010	2,311	$1.94

At September 30, 2010, there was approximately $4.0 million of total unrecognized compensation cost, related to non-vested stock options, restricted stock and restricted stock units, as measured, which the Company expects to recognize over a weighted-average period of 2.3 years. For additional information regarding the Company’s stock-based compensation plans, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 13 - INCOME TAXES

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

As of September 30, 2010, the Company had gross unrecognized tax benefits of approximately $92.9 million and had certain deferred tax assets and the federal tax benefit of state income tax items totaling $78.5 million. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and decrease the Company’s net loss is approximately $14.4 million.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $3.1 million as of December 31, 2009 and approximately $3.4 million as of September 30, 2010.

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

Income tax expense was $1.4 million for the three months ended September 30, 2010 compared to income tax benefit of $0.3 million for the three months ended September 30, 2009.  Income tax benefit of $0.3 million for the three months ended September 30, 2009 was mainly due to a one-time tax benefit related to the change in India withholding taxes. Income tax expense was $3.2 million for the nine months ended September 30, 2010 compared to $6.2 million for the nine months ended September 30, 2009. The decrease in income tax expense in the nine months ended September 30, 2010 compared with nine months ended September 30, 2009 was primarily due to the decreased ordinary income in jurisdictions where the Company has been profitable and a one-time tax expense of $1.4 million in the second quarter of 2009 related to establishing of valuation allowance on net deferred tax assets in Korea.

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

NOTE 14 - OTHER INCOME (EXPENSE), NET

Other income (expense), net for the three and nine months ended September 30, 2010 and 2009, respectively were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Other-than-temporary impairment of equity investment	$—	$(1,719)	$—	$(5,517)
Foreign exchange gains (losses)	6,908	(11)	6,057	1,734
Settlement with MRV Communications (1)	—	—	481	—
Other	59	174	529	442
Total	$6,967	$(1,556)	$7,067	$(3,341)

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

NOTE 15 - SEGMENT REPORTING

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

Summarized below are the Company’s segment net sales, gross (loss) profit and segment margin for the three and nine months ended September 30, 2010 and 2009 based on the current reporting segment structure. The Company has reclassified its previously reported segment information for the three and nine months ended September 30, 2009 to conform to the current segment presentation.

	Three months ended September 30,				Nine months ended September 30,
	2010	% of net sales	2009	% of net sales	2010	% of net sales	2009	% of net sales
	(in thousands, except percentages)
Net Sales by Segment
Multimedia Communications	$39,500	64%	$30,044	43%	$128,811	60%	$120,520	45%
Broadband Infrastructure	21,068	35%	24,847	35%	80,303	37%	64,629	24%
Handsets	826	1%	15,613	22%	6,292	3%	84,858	31%
	$61,394	100%	$70,504	100%	$215,406	100%	$270,007	100%

	Three months ended September 30,				Nine months ended September 30,
	2010	Gross profit %	2009	Gross profit %	2010	Gross profit %	2009	Gross profit %
	(in thousands, except percentages)
Gross profit by Segment
Multimedia Communications	$14,055	36%	$12,884	43%	$42,626	33%	$41,587	35%
Broadband Infrastructure	(1,581)	(8)%	7,983	32%	16,264	20%	13,013	20%
Handsets	(381)	(46)%	3,322	21%	3,284	52%	(24,597)	(29)%
	$12,093	20%	$24,189	34%	$62,174	29%	$30,003	11%

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Segment Margin and Operating Loss
Multimedia Communications	$5,958	$3,218	$20,211	$9,152
Broadband Infrastructure	(5,127)	4,094	6,381	—
Handsets	(731)	470	2,268	(37,996)
Total segment margin	100	7,782	28,860	(28,844)
General and Corporate	(23,359)	(41,576)	(75,974)	(149,243)
Operating Loss	$(23,259)	$(33,794)	$(47,114)	$(178,087)

Sales are attributed to a geographical area based upon the location of the customer. Sales data by geographical area are as follows:

	Three months ended September 30,				Nine months ended September 30,
		% of net		% of net		% of net		% of net
	2010	sales	2009	sales	2010	sales	2009	sales
	(in thousands, except percentages)
Net Sales by region
United States	$—	—%	$10,664	15%	$5,903	3%	$53,654	20%
China	37,162	61%	30,959	44%	120,348	55%	134,708	50%
Japan	11,718	19%	5,051	7%	33,951	16%	18,093	7%
India	8,093	13%	14,399	20%	20,446	9%	33,519	12%
Philippines	642	1%	4,631	7%	16,316	8%	7,528	3%
Other	3,779	6%	4,800	7%	18,442	9%	22,505	8%
Net sales	$61,394	100%	$70,504	100%	$215,406	100%	$270,007	100%

Long-lived assets, consisting of property, plant and equipment, by geographical area are as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)
United States	$85	$170
China	4,111	129,746
Other	614	696
Total long-lived assets	$4,810	$130,612

NOTE 16 - CREDIT RISK AND CONCENTRATION

At September 30, 2010, the Company’s accounts receivable balance included amounts due from Philippine Long Distance Telephone Company and NEC Networks & System Integration Corp, representing approximately 19% and 15%, respectively, of the Company’s total accounts receivable, net of allowances for doubtful accounts. At December 31, 2009, the Company’s accounts receivable balance included amounts due from China Telecom, JiangSu Branch representing approximately 11% of the Company’s total accounts receivable, net of allowances for doubtful accounts.

The following customers accounted for 10% or more of the Company’s net sales:

	For the three	For the nine
	months ended	months ended
	September 30,	September 30,
	(% of net sales)
2010
Softbank and affiliates	18%	14%

2009
PCD LLC	11%	16%

Approximately 56% and 33% of the Company’s net sales during the three months ended September 30, 2010 and 2009, respectively, and approximately 51% and 31% of the Company’s net sales during the nine months ended September 30, 2010 and 2009, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $39.5 million and $45.7 million as of September 30, 2010 and December 31, 2009, respectively. The Company extends credit to its customers in China generally without requiring collateral. With respect to global sales outside of China, the Company may require letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

Approximately 61% and 44% of the Company’s sales for the three months ended September 30, 2010 and 2009, respectively, and approximately 55% and 50% of the Company’s net sales during the nine months ended September 30, 2010 and 2009, respectively, were made in China. Accordingly, the political, economic and legal environment, as well as the general state of China’s economy may influence the Company’s business, financial condition and results of operations. The Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China’s telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

NOTE 17 - RELATED PARTY TRANSACTIONS

Softbank and affiliates

The Company recognizes revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers ADSL coverage throughout Japan, which is marketed under the name “YAHOO! BB.” The Company supports Softbank’s fiber-to-the-home service through sales of its carrier class GEPON product as well as its NetRing™ product. In addition, the Company supports Softbank’s new internet protocol television (“IPTV”), through sales of its RollingStream™ product. During the three and nine months ended September 30, 2010 and 2009, the Company recognized revenue and related cost of net sales for sales of telecommunications equipment and services to affiliates of Softbank as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Net sales	$11,356	$4,832	$32,868	$16,030
Cost of net sales	3,771	2,552	12,739	9,310
Gross profit	$7,585	$2,280	$20,129	$6,720

Gross profit as a percentage of net sales fluctuations are expected and generally result from changes in product mix. In the nine months ended September 30, 2010, gross profit as a percentage of net sales also benefited approximately $2.4 million from the release of previously deferred revenue carve-out for potential penalty and cancellation penalties as a result of completing these obligations. Included in accounts receivable at September 30, 2010 and December 31, 2009 were $13.0 million and $5.5 million, respectively, related to these transactions.

Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of September 30, 2010 and December 31, 2009, the Company’s customer advance balance related to Softbank agreements was $0.2 million and $0.2 million, respectively. The current deferred revenue balance related to Softbank was $1.2 million and $1.4 million as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, the Company’s noncurrent deferred revenue balance related to Softbank was $7.3 million compared to $8.8 million as of December 31, 2009.

As discussed in Note 6, the Company has a $1.1 million investment in SBI. Affiliates of Softbank have a controlling interest in SBI.

As of September 30, 2010, Softbank beneficially owned approximately 10% of the Company’s outstanding stock.

NOTE 18—VARIABLE INTEREST ENTITIES

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

NOTE 19—SUBSEQUENT EVENTS

On October 16, 2010, the Company entered into an Ordinary Shares Purchase with Stage Smart Limited (“Stage Smart”) and Smart Frontier Holdings Limited (“Smart Frontier”), the sole shareholder of Stage Smart.  Pursuant to the Ordinary Shares Purchase Agreement, the Company agreed to purchase from Smart Frontier 5,100,000 ordinary shares of Stage Smart held by Smart Frontier (the “Purchase Shares”) for an aggregate purchase price of $10.0 million.  The Purchased Shares constitute 51% of the total shares of Stage Smart currently held by Smart Frontier. The purchase price for the Purchased Shares will be paid in the form of the number of shares of the Company’s common stock calculated by dividing $10.0 million by the average closing price per share of the Company’s common stock quoted on the NASDAQ stock market for the thirty day period immediately preceding the date of closing of the transaction subject to customary closing conditions. Concurrent with entering into the Ordinary Shares Purchase Agreement, the Company also entered into a Series A Preference Shares Purchase Agreement with Stage Smart and its affiliated entity, its wholly owned subsidiaries, and Smart Frontier.  Pursuant to the Series A Preference Shares Purchase Agreement, the Company agreed to purchase from Stage Smart 9,600,000 Series A Preference Shares of Stage Smart at a price of $2.08333 per share, for an aggregate consideration of $20.0 million. Under certain conditions, shares of Series A Preference Shares are convertible into ordinary shares on a 1:1 basis.

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

In October 2010, we announced several critical shifts in our business strategy, including an increased focus on the Chinese and Asian markets, the pursuit of telecom and cable network customers in parallel and using our expertise in building and operating technology and service platforms for IPTV and Internet TV to sell more end-to-end solutions to service providers.

Overview of Our Third Quarter 2010

•                  On February 1, 2010, we entered into agreements for a strategic relationship with Beijing E-town International Investment and Development Co., Ltd (“BEIID”) which included a proposed investment  in the Company’s common stock by BEIID, and two unrelated investment funds, Elite Noble Limited and Shah Capital Opportunity Fund LP. These investment transactions closed in September 2010. Under the revised terms, we received cash of $34.6 million and issued approximately 18.1 million shares of common stock and an option to purchase up to an additional 4.0 million shares of common stock for approximately $8.1 million through November 8, 2010.

•                  In the third quarter of 2010, we continued to execute on our strategy to focus on our IP-based product and services offerings by divesting our China PDSN Assets and transferring our EMEA operations.  We also received $0.7 million of contingent consideration related to our second quarter 2010 divestiture of IP Messaging and US PDSN Assets. We recognized a $1.4 million gain on divestiture in the third quarter of 2010 as a result of these transactions.

•                  Net sales decreased by $9.1 million to $61.4 million during the three months ended September 30, 2010 compared to the same period in 2009. The decrease was primarily due to the wind-down of our handset business which resulted in a decrease of $14.8 million in revenue. This decrease was partially offset by the $9.5 million increase in sales of Multimedia Communications segment.  The increase is due to accelerated amortization of $23.2 million of PAS deferred product revenue offsetting the decrease in revenue of all other major product lines of the Multimedia Communications segment.

•                  Gross profit was $12.1 million, or 20% of net sales in the third quarter of 2010 compared to $24.2 million, or 34% of net sales in the corresponding period of 2009.  The gross margin from Broadband segment was reduced $9.6 million primarily due to an $8.5 million inventory reserve for MSAN and MSTP for two international customer contracts.  The gross margin from Handset sales was reduced $3.7 million as a result of the wind-down of our handset business. The gross margin from Multimedia Communications increased $1.2 million, benefiting $5.8 million from the impact of the release of accrued third party commissions as a result of expiration of statute of limitations and benefiting from the acceleration of PAS deferred product revenue amortization, partially offset by reserve for unrecoverable output VAT and decreased gross margin in other major product lines.

•                  Selling, general and administrative and research and development operating expenses decreased $12.9 million during the three months ended September 30, 2010 compared to the same period in 2009. The decrease was primarily as a result of lower costs as a result of restructuring and other cost reduction initiatives, partially offset by a $2.5 million reserve for prepaid expatriate income tax on foreign tax credit which we deem not recoverable and a $1.9 million provision for doubtful accounts during the three months ended September 30, 2010 relating to aging receivables compared to $1.6 million recovery of doubtful accounts in the same period of 2009.

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

On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals including third party commissions payable, restructuring liabilities, litigation and other contingencies, stock-based compensation, product warranty, variable interest entities, inventories, deferred costs, research and development and capitalized software development costs, income taxes, impairment of intangible assets and long-lived assets, and valuation and impairment of investments have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. Management believes that there have been no significant changes during the nine months ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We have reclassified our previously reported segment information for the three and nine months ended September 30, 2009 to conform to the current segment presentation.

NET SALES

	Three months ended September 30,				Nine months ended September 30,
		% of net		% of net		% of net		% of net
	2010	sales	2009	sales	2010	sales	2009	sales
	(in thousands, except percentages)
Net Sales by Segment

Multimedia Communications	$39,500	64%	$30,044	43%	$128,811	60%	$120,520	45%
Broadband Infrastructure	21,068	35%	24,847	35%	80,303	37%	64,629	24%
Handsets	826	1%	15,613	22%	6,292	3%	84,858	31%
	$61,394	100%	$70,504	100%	$215,406	100%	$270,007	100%

	Three months ended September 30,				Nine months ended September 30,
		% of net		% of net		% of net		% of net
	2010	sales	2009	sales	2010	sales	2009	sales
	(in thousands, except percentages)
Net Sales by region
United States	$—	—%	$10,664	15%	$5,903	3%	$53,654	20%
China	37,162	61%	30,959	44%	120,348	55%	134,708	50%
Japan	11,718	19%	5,051	7%	33,951	16%	18,093	7%
India	8,093	13%	14,399	20%	20,446	9%	33,519	12%
Philippines	642	1%	4,631	7%	16,316	8%	7,528	3%
Other	3,779	6%	4,800	7%	18,442	9%	22,505	8%
Net sales	$61,394	100%	$70,504	100%	$215,406	100%	$270,007	100%

Three months ended September 30, 2010 and 2009

Net sales decreased by 13% to $61.4 million during the three months ended September 30, 2010 compared to the same period in 2009.  The decrease was primarily due to the wind-down of our handset business which resulted in a decrease of $14.8 million in revenue. Broadband Infrastructure segment net sales decreased $3.8 million, mainly driven by the decreased sales in MSAN product and service sales, which was partially offset by increased sales in TN product.  Multimedia Communications segment net sales were $39.5 million for the three months ended September 30, 2010 as compared to $30.0 million for the same period of 2009. The increase was mainly due to the accelerated amortization of PAS deferred product revenue partially offset by the decrease in revenue of all other major product lines of the segment.

Nine months ended September 30, 2010 and 2009

Net sales decreased by 20% to $215.4 million during the nine months ended September 30, 2010 compared to the same period in 2009.  The decrease was primarily due to the wind-down of our handset business which resulted in a decrease of $78.6 million in revenue. This decrease was partially offset by the $15.7 million increase in sales of Broadband Infrastructure segment mainly due to $11.9 million MSAN product revenue recognized from an international customer. Multimedia Communications net sales were $128.8 million for the nine months ended September 30, 2010 as compared to $120.5 million for the same period of 2009, mainly due to the accelerated amortization of PAS deferred product revenue partially offset by the decrease in revenue of all other major product lines of the segment.

For additional discussion, see the “Segment Reporting” section of this Item 2.

In 2010 and beyond, we do not expect significant new contracts for our PAS handsets and infrastructure equipment. As of September 30, 2010, we have approximately $120.1 million of deferred revenue associated with PAS infrastructure sales to be recognized ratably over the expected period of support through December 2011. We review assumptions regarding the estimated post contract support periods on a regular basis. Due to the China telecommunication industry restructuring and launching of 3G services in China, the Ministry of Industry and Information Technology of China announced that PAS services in China will be phased out by January 1, 2012. In the fourth quarter of 2009, we determined the remaining expected period of support as 2 years and hence deferred revenue associated with PAS infrastructure is being recognized ratably beginning in the fourth quarter of 2009 through the fourth quarter of 2011. As a result of this change, net sales and gross profit in the nine months ended September 30, 2010 were increased by approximately $38.0 million and $13.4 million, respectively compared to the same periods in 2009. In both fiscal 2010 and 2011, total net sales and gross profit associated with the amortization of all PAS-related deferred revenue will approximate $93 million and $33 million, respectively.

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

GROSS (LOSS) PROFIT

	Three months ended September 30,				Nine months ended September 30,
	2010	Gross profit %	2009	Gross profit %	2010	Gross profit %	2009	Gross profit %
	(in thousands, except percentages)
Gross profit by Segment
Multimedia Communications	$14,055	36%	$12,884	43%	$42,626	33%	$41,587	35%
Broadband Infrastructure	(1,581)	(8)%	7,983	32%	16,264	20%	13,013	20%
Handsets	(381)	(46)%	3,322	21%	3,284	52%	(24,597)	(29)%
	$12,093	20%	$24,189	34%	$62,174	29%	$30,003	11%

Cost of sales consists primarily of material and labor costs, including stock-based compensation, associated with manufacturing, assembly and testing of products, costs associated with installation and customer training, warranty costs, third party commissions/fees to agents, inventory write-downs and overhead. Cost of sales also includes import taxes and tariffs on components and assemblies. Some components and materials used in our products are purchased from a single supplier or a limited group of suppliers and, in some cases, are subject to obtaining Chinese import permits and approvals. Our global program to outsource our manufacturing operations is still in progress.

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

Three months ended September 30, 2010 and 2009

Gross profit was $12.1 million, or 20% of net sales, in the three months ended September 30, 2010 compared to $24.2 million, or 34% of net sales, in the corresponding period of 2009. The gross margin from Broadband segment was reduced $9.6 million primarily as a result of an $8.5 million inventory reserve for MSAN and MSTP for two international customer contracts due to reduction in product demands.  The gross margin from Handset sales was reduced $3.7 million as a result of the wind-down of our handset business. The gross margin from Multimedia Communications increased $1.2 million, benefiting $5.8 million for the three months ended September 30, 2010 from the impact of the release of accrued third party commissions as a result of expiration of statute of limitations, compared with $0.7 million during the three  months ended September 30, 2009,  and benefiting from the acceleration of PAS deferred product revenue amortization, partially offset by reserve for unrecoverable output VAT and decreased gross margins in all other major product lines of the segment .

Nine months ended September 30, 2010 and 2009

Gross profit was $62.2 million, or 29% of net sales, in the nine months ended September 30, 2010 compared to $30.0 million, or 11% of net sales, in the corresponding period of 2009. There was $27.9 million gross profit increase in Handset segment for the nine months ended September 30, 2010 compared to the same period in 2009 primarily resulting from the wind-down of our Handsets segment during 2009. Gross profit in Handset segment of $3.3 million for the nine months ended September 30, 2010 related primarily to inventory clearing sales compared with negative gross profit of $24.6 million for the nine months ended September 30, 2009 which was impacted by additional inventory reserves and claim settlements with PCD LLC, partially offset by an $8.5 million decrease to cost of sales in the Handsets segment resulting from the amortization of the Marvell supply agreement during the first quarter of 2009. Compared to the nine months ended September 30, 2009, Broadband Infrastructure segment contributed $3.3 million increase in gross profit in the same period of 2010, primarily due to increased sales of higher margin TN products, including approximately $2.4 million from the release of previously deferred revenue carve-out for potential penalty and cancellation penalties  in 2010 compared to 2009, partially offset by an $8.5 million inventory reserve in the third quarter of 2010 for MSAN and MSTP products for two international customer contracts due to reduction in demand. The gross margin from Multimedia Communications increased $1.0 million, benefiting $6.0 million for the nine months ended September 30, 2010 from the impact of the release of accrued third party commissions as a result of expiration of statute of limitations, compared with $0.8 million for the and nine months ended September 30, 2009,  and benefiting from the acceleration of PAS deferred product revenue amortization of Multimedia Communications segment, partially offset by the decrease in sales of other Multimedia Communications.

For additional discussion, see the “Segment Reporting” section of this Item 2.

OPERATING EXPENSES

The following table summarizes our operating expenses:

	Three months ended September 30,				Nine months ended September 30,
		% of		% of		% of		% of
		net		net		net		net
	2010	sales	2009	sales	2010	sales	2009	sales
	(in thousands, except percentages)
Selling, general and administrative	$24,530	40%	$33,139	47%	$75,882	35%	$114,290	42%
Research and development	9,922	16%	14,246	20%	29,023	13%	51,983	19%
Restructuring	2,336	4%	8,909	13%	9,627	4%	41,485	16%
Loss (gain) on divestitures	(1,436)	(2)%	1,689	2%	(5,244)	(2)%	332	0%
Total net operating expenses	$35,352	58%	$57,983	82%	$109,288	50%	$208,090	77%

Selling, general and administrative expenses (“SG&A”) include compensation and benefits, professional fees, internal sales commissions, provision for doubtful accounts receivable and travel and entertainment costs. Research and development (“R&D”) expenses consist primarily of compensation and benefits of employees engaged in research, design and development activities, costs of parts for prototypes, equipment depreciation and third party development expenses. We believe that continued and prudent investment in research and development is critical to our long-term success, and we will aggressively evaluate appropriate investment levels.  A portion of our costs are fixed and are difficult to quickly reduce in periods of lower sales.

SELLING, GENERAL AND ADMINISTRATIVE

Three months ended September 30, 2010 and 2009

SG&A expenses were $24.5 million for the three months ended September 30, 2010, a decrease of $8.6 million as compared to $33.1 million for the same period in 2009. The decrease in SG&A expense was primarily due to a $5.9 million decrease in personnel related expenses as a result of our restructuring actions and recent cost reduction measures, a $1.1 million reduction in legal and accounting fees as a result of reduced activity in investigations and litigation, a $0.6 million reduction in advertising and marketing, sales promotions, as well as shows and exhibits expenses due to reduced sales activities, a $1.3 million decrease in facility related expenses, a $0.6 million reduction in other taxes, fees, licenses, a $2.5 million reduction in other operating cost, and a $0.2 million reduction in insurance as a result of the reduced cost structure. These cost savings were partially offset by a $0.3 million increase in travel related expense as well as a $1.9 million provision for doubtful accounts during the three months ended September 30, 2010 related to aging receivables compared to $1.6 million recovery of doubtful accounts in the same period of 2009.

Nine months ended September 30, 2010 and 2009

SG&A expenses were $75.9 million for the nine months ended June 30, 2010, a decrease of $38.4 million as compared to $114.3 million for the same period in 2009. The decrease in SG&A expense was primarily due to a $26.9 million decrease in personnel related expenses as a result of our restructuring actions and recent cost reduction measures, a $6.6 million reduction in legal and accounting fees as a result of reduced activity in investigations and litigation, a $2.7 million reduction in advertising and marketing, sales promotions, as well as shows and exhibits expenses due to reduced sales activities, a $0.8 million savings from reduction in the use of outside services, a $0.9 million decrease in travel related expenses due to reduced travel activity and cost containment efforts ,  a $4.0 million decrease in facility related expenses, a $1.4 million reduction in other taxes, fees, licenses, a $2.7 million reduction in other operating cost and a $0.8 million reduction in insurance as a result of the reduced cost structure. These cost savings were partially offset by a $6.1 million provision for doubtful accounts related to aging receivables compared to $3.7 million recovery of doubtful accounts in the same period of 2009 resulting primarily from collection of long-aged receivables.

RESEARCH AND DEVELOPMENT

Three months ended September 30, 2010 and 2009

R&D expenses decreased by $4.3 million during the three months ended September 30, 2010 compared to the same period in 2009.  The decrease was mainly due to a $2.7 million decrease in personnel related expense as a result of our restructuring actions, $0.3 million savings from reduction in use of outside services, and a total of $1.2 million decrease in depreciation, software license, parts and facilities related expenses as we continued to streamline our operations and wind down our handset business unit.

Nine months ended September 30, 2010 and 2009

R&D expenses decreased by $23.0 million during the nine months ended September 30, 2010 compared to the same period in 2009.  The decrease was mainly due to a $16.1 million decrease in personnel related expense as a result of our restructuring actions, $2.0 million savings from reduction in use of outside services, and a total of $4.5 million decrease in depreciation, software license, parts and facilities related expenses as we continued to streamline our operations and wind down our handset business unit.

RESTRUCTURING

Three and nine months ended September 30, 2010

During the three months and nine months ended September 30, 2010, we recorded approximately $2.3 million and $9.6 million in restructuring charges.

On June 9, 2009, our Board of Directors approved a restructuring plan (the “2009 Restructuring Plan”) designed to reduce our operating costs. The 2009 Restructuring Plan includes a worldwide reduction in force of approximately 50% of our headcount, or approximately 2,300 employees located primarily in China and the United States and, to a lesser degree, other international locations. During the three months ended September 30, 2010, we recorded restructuring costs of approximately $2.2 million related to the 2009 Restructuring Plan, net of approximately $0.2 million of reversal of charges recorded in fiscal year 2009. During the nine months ended September 30, 2010, we recorded restructuring costs of approximately $9.1 million related to the 2009 Restructuring Plan, net of approximately $1.9 million of reversal of charges recorded in prior periods. The restructuring costs for the nine months ended September 30, 2010 consist primarily of severance and benefits related to additional employees included in the Restructuring Plan,  adjusted for change in estimate,  and approximately $1.1 million of lease costs primarily related to a lease expiring in 2013. Total restructuring costs recorded through September 30, 2010 related to the 2009 Restructuring Plan approximated $49.1 million.

During fiscal 2008, we implemented a restructuring plan (the “2008 Restructuring Plan”) primarily related to a global reduction in force across all functions and employee terminations at certain non-core operations which we were in the process of winding down. The number of employees affected totaled approximately 750, including 350 in China, 200 in Korea and 200 in other locations including the United States. During the three and nine months ended September 30, 2010, we recorded additional restructuring costs related to the 2008 Restructuring Plan of approximately $0.1 million and $0.5 million, respectively, for severance and benefit costs being recognized over the remaining service period for employees included in the 2008 Restructuring Plan. Total restructuring costs recorded through September 30, 2010 related to the 2008 Restructuring Plan approximated $19.9 million.

Three and nine months ended September 30, 2009

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

GAIN ON DIVESTITURES

Three and nine months ended September 30, 2010

Gain on divestitures for the three months ended September 30, 2010 of $1.4 million included a $1.6 million gain on sales of China PDSN Assets in the third quarter of 2010, a $0.7 million additional gain on divestiture resulting from $0.7 million contingent consideration received related to our second quarter 2010 divestiture of IP Messaging and US PDSN Assets, offset partially by a $0.9 million loss on transfer of EMEA operations in the third quarter of 2010. See Note 3 to our Condensed Consolidated Financial Statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding gain on divestitures.

Gain on divestitures for the nine months ended September 30, 2010 of $5.2 million was comprised of the $1.6 million gain on sale of China PDSN Assets, the $0.9 million loss on transfer of EMEA operations, $2.8 million gain on sale of IP Messaging and US PDSN Assets and $1.8 million gain on sale of the RAS product line in the first quarter of 2010.

Three and nine months ended September 30, 2009

Loss on divestiture for the three months ended September 30, 2009 was comprised of a $1.7 million loss from the divestiture of our Korea operations. The loss on divestiture of $0.3 million for the nine months ended September 30, 2009 was comprised of the $1.7 million loss from the divestiture of our Korea operations, offset partially by a $1.4 million gain on sale of PCD assets resulting from an adjustment to reflect actual transaction-related costs.

STOCK-BASED COMPENSATION EXPENSE

At September 30, 2010, there was approximately $4.0 million of total unrecognized compensation cost not including forfeitures, as measured, related to non-vested stock options and restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 2.3 years. The following table summarizes the stock-based compensation expense in our consolidated statement of operations:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Cost of net sales	$42	$101	$135	$592
Selling, general and administrative	901	1,516	3,381	5,572
Research and development	202	237	563	1,321
Restructuring	439	1,153	2,052	1,949
Total	$1,584	$3,007	$6,131	$9,434

OTHER INCOME (EXPENSE)

INTEREST INCOME

Three and nine months ended September 30, 2010 and 2009

Interest income was $0.6 million and $0.5 million for the three months ended September 30, 2010 and 2009, respectively. Interest income was $1.4 million and $1.8 million for the nine months ended September 30, 2010 and 2009, respectively. Interest income decreased for the nine months ended September 30, 2010 compared to the same period in 2009, primarily due to a decline in the average interest rate.

INTEREST EXPENSE

Three and nine months ended September 30, 2010 and 2009

Interest expense was $0.1 million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively. Interest expense was $0.2 million and $0.5 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in interest expense for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to the decreased use of credit facilities in 2010.

OTHER INCOME (EXPENSE), NET

Three months ended September 30, 2010 and 2009

Other income, net was $7.0 million for the three months ended September 30, 2010 as compared to other expense, net of $1.6 million for the three months ended September 30, 2009. Other income, net of $7.0 million for the three months ended September 30, 2010 consisted primarily of $6.9 million of foreign currency gains primarily resulting from intercompany receivables in Indian Rupee and Chinese Renminbi.  Other expense, net of $1.6 million for the three months ended September 30, 2009 consisted primarily of a $1.7 million other-than-temporary impairment of an equity investment.

Nine months ended September 30, 2010 and 2009

Other income, net for the nine months ended September 30, 2010 was $7.1 million as compared to expense of $3.3 million for the nine months ended September 30, 2009. Other income, net for the nine months ended September 30, 2010 consisted primarily of $6.1 million of foreign currency gains primarily resulting from intercompany receivables in Indian Rupee and Chinese Renminbi, $0.5 million settlement proceeds with MRV Communications (“MRV”) related to our investment in MRV which was sold in 2009, and $0.5 million of other individually insignificant items. Other expense, net for the nine months ended September 30, 2009 consisted primarily of a $5.5 million other-than-temporary impairment of two equity investments, offset partially by foreign currency gains of $1.7 million and $0.5 million of other individually insignificant items.

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

Three months ended September 30, 2010 and 2009

Income tax expense was $1.4 million for the three months ended September 30, 2010 compared to income tax benefit of $0.3 million for the three months ended September 30, 2009. Income tax benefit of $0.3 million for the three months ended September 30, 2009 was mainly due to one-time tax benefit related to the change in India withholding taxes.

Nine months ended September 30, 2010 and 2009

Income tax expense was $3.2 million for the nine months ended September 30, 2010 compared to $6.2 million for the nine months ended September 30, 2009.  The decrease in income tax expense in the nine months ended September 30, 2010 compared with nine month ended September 30, 2009 was primarily due to the decreased ordinary income in jurisdictions where the Company has been profitable and a one-time tax expense of $1.4 million in the three months ended June 30, 2009 related to establishing of valuation allowance on net deferred tax assets in Korea.

SEGMENT REPORTING

Summarized below are our segment net sales and gross profit for the three and nine months ended September 30, 2010 and 2009, respectively.

Multimedia Communications

Multimedia Communications

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands, except percentages)
Net sales	$39,500	$30,044	$128,811	$120,520
Gross profit	$14,055	$12,884	$42,626	$41,587
Gross profit as a percentage of net sales	36%	43%	33%	35%

During the three months ended September 30, 2010, Multimedia Communications segment’s sales were $39.5 million as compared to $30.0 million for the same period in 2009 as the accelerated PAS deferred product revenue amortization and the increase in sales of Set Top Box (“STB”) product offset the decrease in revenue of all other major product lines. Amortization of PAS deferred product revenue accounted for $23.2 million or 59% of Multimedia Communication sales for the three months ended September 30, 2010, compared to $10.5 million or 35% for the same period in 2009. Revenue from STB product accounted for 13% and 8% of Multimedia Communications segments in the third quarter of 2010 and 2009, respectively.

During the nine months ended September 30, 2010, sales of Multimedia Communications segment were $128.8 million as compared to $120.5 million for the same period in 2009 as accelerated PAS deferred product revenue amortization and the increase in sales of STB product offset the decrease in revenue of all other major product. Amortization of PAS deferred product revenue accounted for $69.5 million or 54% of Multimedia Communications sales for the nine months ended September 30, 2010, compared to $31.5 million or 26% for the same period in 2009.

The gross profit as a percentage of net sales decreased to 36% for the three months ended September 30, 2010 from 43% for the corresponding period in 2009. The decrease in gross profit percentage was mainly due to increase in loss order provision and inventory provision for IPTV products, and more revenue from STB product with low gross margin, partially offset by an increase in third party commission reversal for PAS product and acceleration of PAS deferred product revenue amortization in the third quarter of 2010.  During the three and nine months ended September 30, 2010, gross profit benefited $5.8 and $6.0 million, respectively, from the impact of the release of accrued third party commissions as a result of expiration of statute of limitations, compared with $0.7 million and $0.8 million, respectively, during the three and nine months ended September 30, 2009. The gross profit as a percentage of net sales decreased to 33% for the nine months ended September 30, 2010 from 35% for the corresponding period in 2009. The decrease was primarily due to an approximately $1.0 million benefit to gross profit in the nine months ended September 30, 2010 from sales of product inventory which was previously fully reserved, compared to $5.1 million for the same period of 2009.

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

Broadband Infrastructure

Broadband Infrastructure

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands, except percentages)
Net sales	$21,068	$24,847	$80,303	$64,629
Gross profit	$(1,581)	$7,983	$16,264	$13,013
Gross profit as a percentage of net sales	(8)%	32%	20%	20%

Broadband Infrastructure sales decreased by 15% and increased by 24%, respectively, during the three and nine months ended September 30, 2010 as compared to the same periods in 2009.  The decrease in sales for the three months ended September 30, 2010 was due to the decrease in sales of several product lines except for TN, CPE and MSTP products. The increase in sales for the nine months ended September 30, 2010 was mainly due to the increase in sales of MSAN products, including $11.9 million revenue from an international customer in the first quarter of 2010. Also contributing to the increase in sales for the nine months ended September 30, 2010 was the increase in sales of most major product lines, offset partially by a decrease in sales of MSTP and service.  TN product revenue comprised approximately 29% and 0% of Broadband Infrastructure sales for the three months ended September 30, 2010 and 2009, respectively. TN product revenue comprised approximately 14% and 0% of Broadband Infrastructure sales for the nine months ended September 30, 2010 and 2009, respectively. Softbank in Japan, one of our largest infrastructure customers, represented approximately 54% and 19% of total Broadband sales during the three months ended September 30, 2010 and 2009, respectively, and 41% and 25% during the nine months ended September 30, 2010 and 2009, respectively.

During the fourth quarter of 2009, we began recognizing revenue ratably on a significant customer contract over the seven year post contract support period and in the third quarter of 2010 we began recognizing revenue ratably on the second phase of this contract, also over the seven year post contract support period. For the three and nine months ended September 30, 2010, we recognized revenue of $5.2 million and $11.9 million, respectively, and immaterial gross profit on both phases of the contracts.

Gross profit percentage decreased to negative 8% for the three months ended September 30, 2010 from 32% for the corresponding period of 2009. The decrease in gross profit percentage was primarily due to an $8.5 million inventory reserve for MSAN and MSTP for two contracts due to reduction in product demand, and decreased sales of service which was partially offset by TN product sales with high margin. Gross profit percentage remained stable at 20% for the nine months ended September 30, 2010 and the corresponding period of 2009. The gross profit percentage was impacted by the increase in TN product sales with high margin product sales, including approximately $2.4 million from the release of previously deferred revenue carve-out for potential penalty and cancellation penalties, partially offset by the impact of higher inventory reserve for MSAN and MSTP products.

We may incur additional warranty expense and inventory reserves as we introduce new products and may be required to accrue additional contract losses for certain fixed price contracts as these contracts progress. These factors will result in negative impacts on our future gross margins, results of operations and financial position.

Handsets

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands, except percentages)
Net sales	$826	$15,613	$6,292	$84,858
Gross profit	$(381)	$3,322	$3,284	$(24,597)
Gross profit as a percentage of net sales	(46)%	21%	52%	(29)%

Net sales decreased by 95% and 93% for the three and nine months ended September 30, 2010, respectively, compared to the same period in 2009.  The decrease was primarily due to the substantial wind-down of our worldwide handset business. Except for sales related to inventory clearing, we do not expect any significant handset revenue in 2010.

Gross profit as a percentage of net sales decreased from 21% for the three months ended September 30, 2009 to negative 46% for the corresponding period in 2010. The decrease was mainly due to additional royalty accrual of $0.6 million in the three months ended September 30, 2010.

Gross profit as a percentage of net sales increased from negative 29% for the nine months ended September 30, 2009 to 52% for the corresponding period in 2010. The increase was mainly due to inventory clearing sales of PAS and CDMA handsets which were previously fully reserved. We incurred additional warranty reserve recorded during the first quarter of 2009 due to additional repairs for one of our handset products, and additional inventory reserve for our PAS handsets as we anticipated decrease in demand after China launched its 3G networks. In addition, gross profit was also reduced by approximately $ 26.2 million as a result of transactions with PCD LLC consisting of a claim settlement of $11.1 million for product-related liability disputes and product returns and $ 15.1 million of costs for inventory write-downs to net realizable value, write-downs of excess inventory and warranty reserves.

RELATED PARTY TRANSACTIONS

Softbank and affiliates

We recognize revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers ADSL coverage throughout Japan, which is marketed under the name “YAHOO! BB.” We support Softbank’s fiber-to-the-home service through sales of our carrier class GEPON product as well as our NetRing™ product. In addition, we support Softbank’s new internet protocol television (“IPTV”), through sales of our RollingStream™ product. During the three and nine months ended September 30, 2010 and 2009, we recognized revenue and related cost of net sales for sales of telecommunications equipment and services to affiliates of Softbank as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Net sales	$11,356	$4,832	$32,868	$16,030
Cost of net sales	3,771	2,552	12,739	9,310
Gross profit	$7,585	$2,280	$20,129	$6,720

Gross profit as a percentage of net sales fluctuations are expected and generally result from changes in product mix. In the nine months ended September 30, 2010, gross profit as a percentage of net sales also benefited approximately $2.4 million from the release of previously deferred revenue carve-out for potential penalty and cancellation penalties as a result of completing these obligations. Included in accounts receivable at September 30, 2010 and December 31, 2009 were $13.0 million and $5.5 million, respectively, related to these transactions.

Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of September 30, 2010 and December 31, 2009, our customer advance balance related to Softbank agreements was $0.2 million and $0.2 million, respectively. The current deferred revenue balance related to Softbank was $1.2 million and $1.4 million as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, our noncurrent deferred revenue balance related to Softbank was $7.3 million compared to $8.8 million as of December 31, 2009.

As discussed in Note 6 to our condensed consolidated financial statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q, we have a $1.1 million investment in SBI. Affiliates of Softbank have a controlling interest in SBI.

As of September 30, 2010, Softbank beneficially owned approximately 10% of our outstanding stock.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations and other commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Short-term Investments

	September 30,	December 31,
	2010	2009	Change
	(in thousands)

Cash and cash equivalents	$337,026	$265,843	$71,183
Short-term investments - Bank notes	972	1,038	(66)
Total	$337,998	$266,881	$71,117

	Nine months ended September 30,
	2010	2009	Change
	(in thousands)
Cash used in operating activities	$(97,405)	$(89,202)	$(8,203)
Cash provided by investing activities	127,652	14,900	112,752
Cash provided by (used in) financing activities	34,536	(388)	34,924
Effect of exchange rate changes on cash and cash equivalents	6,400	2,199	4,201
Net increase (decrease) in cash and cash equivalents	$71,183	$(72,491)	$143,674

Cash and cash equivalents, consisting primarily of bank deposits and money market funds, are recorded at cost which approximates fair value because of the short-term nature of these instruments. At September 30, 2010, cash and cash equivalents approximating $202.9 million was held by our subsidiaries in China.

Cash used in operating activities during the nine months ended September 30, 2010 of $97.4 million resulted primarily from the net loss of $42.1 million, adjusted for $5.2 million gains from investing activities, and by changes in net operating assets and liabilities using net cash of $65.3 million, partially offset by non-cash charges including $4.2 million of depreciation and amortization, $6.1 million stock-based compensation and $6.0 million provision for doubtful accounts. Changes in net operating assets and liabilities using net cash during the nine months ended September 30, 2010 included $32.4 million for settlement of accounts payable and $54.4 million for settlement of other liabilities as the Company continues to streamline operations. Cash used in operating activities during the nine months ended September 30, 2009 of $89.2 million resulted primarily from the net loss of $186.3 million offset by non-cash charges including $10.2 million of depreciation and amortization, $9.4 million stock-based compensation, $5.5 million other-than-temporary impairment of two equity investments and also offset by changes in operating assets and liabilities providing net cash of $73.6 million.  The decrease in sales activity in the first nine months of 2009 was the primary driver of the changes in operating assets and liabilities.

Cash provided by investing activities during the nine months ended September 30, 2010 of $127.7 million included net proceeds from divestiture of $2.8 million, proceeds from sale of building of $124.0 million, and changes in restricted cash of $7.4 million, offset partially by cash outflows including $4.2 million for net purchases of short-term investments, $2.6 million for purchases of property, plant and equipment and $0.5 million for purchase of an investment interest. Cash outflows of approximately $4.2 million for net purchases of short-term investments related primarily to a non-qualified deferred compensation plan established in fiscal 2010 which allows a six-month deferral of compensation for certain employees. Cash provided by investing activities during the nine months ended September 30, 2009 was $14.9 million. Cash provided from investing activities in the nine months ended September 30, 2009 included $10.0 million of cash proceeds released from escrow in July 2009 related to sale of PCD, $1.6 million of cash proceeds from the sale of our investment in PCD LLC and $1.5 million cash proceeds from the divestiture of our Korea operations.

Cash provided by financing activities during the nine months ended September 30, 2010 consist primarily of net cash proceeds of $34.6 million from issuance of 18.1 million shares of common stock and an option to purchase an additional 4.0 million of common stock through November 8, 2010. See Note 11 to our Condensed Consolidated Financial Statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional discussion .Cash used in financing was immaterial during the nine months ended September 30, 2009.

Accounts Receivable, Net

Accounts receivable decreased $0.7 million from $42.3 million at December 31, 2009 to $41.6 million at September 30, 2010. At September 30, 2010, our allowance for doubtful accounts was $32.4 million on gross receivables of $74.0 million. We recorded provision for doubtful accounts of $1.9 million and $6.1 million for the three and nine months ended September 30, 2010, respectively, related to aging receivables resulting from a slowdown in customer payments. We recorded net recoveries of doubtful accounts of approximately $1.6 million and $3.6 million for the three and nine months ended September 30, 2009, respectively, primarily due to significant collection of long-aged receivables during the second quarter of 2009, partially offset by provision for doubtful accounts. We assess collectability of receivables based on a number of factors including analysis of creditworthiness, our customer’s historical payment history and current economic conditions, our ability to collect payment and on the length of time an individual receivable balance is outstanding. We have certain accounts receivable in China that have been outstanding for a significant period of time. We provide allowances for these receivables based on the criteria discussed above. While we believe we have sufficient experience and knowledge of the China market and customer payment patterns to reasonably estimate such allowances, actual payment patterns and customer behavior could differ from our expectations.

Inventories and Deferred Costs

The following table summarizes our inventories and deferred costs:

	September 30,	December 31,	Increase
	2010	2009	(Decrease)
	(in thousands)
Inventories:
Raw materials	$4,733	$18,863	$(14,130)
Work in-process	14,967	12,881	2,086
Finished goods	32,157	40,556	(8,399)
Total inventories	$51,857	$72,300	$(20,443)

Short-term deferred costs	$122,540	$130,453	$(7,913)
Long-term deferred costs	$152,562	$184,978	$(32,416)

Inventories consist of product held at our manufacturing facility and warehouses, as well as finished goods at customer sites for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer. Finished goods at customer sites were approximately $21.4 million and $33.8 million at September 30, 2010 and December 31, 2009, respectively.

Inventories of approximately $0.8 million held by our manufacturing outsource partner are recorded in Prepaids and other current assets in the condensed consolidated balance sheet at September 30, 2010. No inventories were held by our manufacturing outsource partner at December 31, 2009. The Company recorded an $8.5 million inventory reserve in the third quarter of 2010 for MSAN and MSTP for two international customer contracts due to the reduction in product demands.

Liquidity

We have incurred net losses of $225.7 million, $150.3 million and $195.6 million during the years ended December 31, 2009, 2008 and 2007, respectively. During the nine months ended September 30, 2010, we incurred a net loss of $42.1 million. We have recorded operating losses in 22 of the 23 consecutive quarters in the period ended September 30, 2010. At September 30, 2010, we have an accumulated deficit of $1, 109.3million. we incurred net cash outflows from operations of $67.4 million, $55.2 million and $225.1 million in 2009, 2008 and 2007 respectively. Cash used in operations was $97.4 million during the nine months ended September 30, 2010. While operating results are expected to improve in 2010 compared with prior years, we expect to continue to incur losses for the remainder of 2010.

At September 30, 2010, we had cash and cash equivalents of $337.0 million, of which $202.9 million was held by our subsidiaries in China. The amount of cash available for transfer from the China subsidiaries will be limited both by the liquidity needs of the subsidiaries in China and the restriction on currency exchange by Chinese-government mandated requirements including currency exchange controls on certain transfers of funds outside of China.

At September 30, 2010, we had approximately $28.7 million of available credit facilities. In the second quarter of 2010, we entered into two credit facilities totaling $29.4 million. Both credit facilities can be used for the issuance of certain letters of credit and guarantees and both facilities expire in the second quarter of 2011.

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

On February 1, 2010, we entered into agreements for a strategic relationship with Beijing E-town International Investment and Development Co., Ltd (“BEIID”) which included a proposed investment of $48.5 million in our common stock by BEIID, and two unrelated investment funds, Elite Noble Limited and Shah Capital Opportunity Fund LP. These investments closed in September 2010. Under the revised terms, we received a cash of $34.6 million, net of issuance costs, and issued approximately 18.1 million shares of common stock and an option to purchase up to an additional 4.0 million shares of common stock for approximately $8.1 million through November 8, 2010.

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

Off-balance sheet arrangements

At September 30, 2010, we do not have any off-balance sheet arrangements.

Contractual obligations and other commitments

Our obligations under contractual obligations and commercial commitments at September 30, 2010 were as follows:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
		(in thousands)

Operating leases	$77,614	$16,105	$29,130	$28,627	$3,752
Letters of credit	23,342	16,248	7,008	86
Purchase commitments	39,347	35,448	3,899	—	—
Total	$140,303	$67,801	$40,037	$28,713	$3,752

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

Uncertain tax positions

As of September 30, 2010, we had $92.9 million of gross unrecognized tax benefits. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and decrease our net loss is $78.5 million. The impact on net loss reflects the gross unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $14.4 million. We have not included these amounts in the table of contractual obligations and commercial commitments because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

Third Party Commissions

We record accruals for commissions payable to third parties in the normal course of business. Such commissions are recorded based on the terms of the contracts between the Company and the third parties and paid pursuant to such contracts. Consistent with our accounting policies, these commissions are recorded as cost of net sales in the period in which the liability is incurred. As of September 30, 2010, we had approximately $0.5 million of such accrued commissions. Management has performed, and continues to perform, follow-up procedures with respect to these accrued commissions. Upon completion of such follow-up procedures, if the accrued commissions have not been claimed and the statute of limitations, if any, has expired, we will reverse such accruals. Such reversals are recorded in the Statement of Operations during the period management determines that such accruals are no longer necessary. With the assistance of our China counsel, we concluded that for certain of these accrued commissions the statute of limitations had expired in August 2010, two years after formal communication was sent to these agents. During the three and nine months ended September 30, 2010 approximately $5.8 million and $6.0 million respectively were released to cost of net sales as a result of expiration of statute of limitations. No significant reversals of accruals for third party commissions are expected in 2011. During the three and nine months ended September 30, 2009, we released approximately $0.7 million and $0.8 million of accruals related to third party commissions respectively to cost of net sales as a result of expiration of statute of limitations.

India Department of Telecommunication Security and Supply Chain Standards

Recent changes in India require equipment manufacturers to satisfy certain security and supply chain standards to the satisfaction of Indian authorities. Management entered into such agreements with several customers in India which establish detailed security and supply chain standards covering products supplied to telecommunication customers.  These agreements contain significant penalty clauses in the event a security breach is detected related to product supplied by the Company.  Management is unable to estimate the likelihood or the financial impact of any such potential security breach on our financial position, results of operations, or cash flows. The Company is currently assessing the potential impact these agreements may have on the timing of revenue recognition.

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

We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. Our policy is to limit the risk of principal loss and to ensure the safety of invested funds by generally attempting to limit market risk. Funds in excess of current operating requirements are mostly invested in money market funds which are rated AAA. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2010 the carrying value of our cash and cash equivalents approximated fair value.

The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at September 30, 2010:

(in thousands, except interest rates)
Cash and cash equivalents	$337,026
Average interest rate	0.80%

Restricted cash - short-term	$22,444
Average interest rate	0.01%

Short-term investments	$972
Average interest rate	0.00%

Restricted cash - long-term	$7,586
Average interest rate	0.01%

Total investment securities	$368,028
Average interest rate	0.73%

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

Historically, the majority of our foreign-currency denominated sales have been made in China, denominated in Renminbi. Additionally, since 2006, we made significant sales in Japanese Yen, Euros, Indian Rupees and Canadian Dollars. Due to China’s currency exchange control regulations, we are limited in our ability to convert and repatriate Renminbi, as well as in our ability to engage in foreign currency hedging activities in China. The balance of our cash held in China was $202.9 million at September 30, 2010.  Since China un-pegged the Renminbi from the U.S. Dollar in July, 2005, through September 30, 2010, the Renminbi has strengthened by more than 15% versus the U.S. Dollar.  However, it is uncertain what further adjustments may be made in the future.

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

Given our exposure to international markets, we regularly monitor all of our material foreign currency exposures.  We use sensitivity analysis to measure our foreign currency risk by computing the potential decrease in cash flows that may result from adverse or beneficial changes in foreign exchange rates, relative to the functional currency with all other variables held constant.  The analysis covers all of our underlying exposures for foreign currency denominated financial instruments.  The foreign currency exchange rates used were based on market rates in effect at September 30, 2010.  The sensitivity analysis indicated that a hypothetical 10% adverse or beneficial movement in exchange rates would have resulted in a loss or gain in the fair values of our foreign currency denominated financial instruments of $15.8 million at September 30, 2010.

ITEM 4—CONTROLS AND PROCEDURES

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

In connection with the preparation of this Quarterly Report on Form 10-Q (“Form 10-Q”), the Company carried out an evaluation as of September 30, 2010 under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, management concluded that as of September 30, 2010 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described in “Management’s Annual Report on Internal Control over Financial Reporting,” included in “Part II, Item 9A - Controls and Procedures” (“Item 9A”) in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report”), which have not yet been remediated. Investors are directed to Item 9A in the 2009 Annual Report for the description of these weaknesses.

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

Management’s Planned Remediation Initiatives and Interim Measures

The Company plans to make necessary changes and improvements to the overall design of its control environment to address the material weaknesses in internal control over financial reporting noted above. In particular, the Company implemented during 2009 and the first three quarters of 2010, and plans to continue to implement during the remainder of 2010, the specific measures described below. In addition, in connection with the September 30, 2010 quarter-end reporting process, the Company has undertaken additional measures described under the subheading “Interim Measures” below to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements included in this Form 10-Q and to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management in connection with the preparation of this Form 10-Q.

Remediation Initiatives

1. To remediate the material weakness described in Item 9A in the 2009 Annual Report over “The recording of reserves for losses on customer contracts,” the Company transitioned the responsibility for calculating the loss contract reserves to its local project office in India in the third and fourth quarters of 2008, which facilitated enhanced coordination between the local business units, operations, sales and the finance teams and resulted in more timely and complete information being available for analysis by the finance department. During the third quarter of 2009, the Company finalized its assessment of additional implemented modules of its ERP system in the operation in India, which enhanced the overall monitoring and analysis of the various accounts and balances in India. Although we believe that these enhanced procedures improved the accuracy of the loss reserve calculation, they have not been operating for an adequate period of time to ensure effective remediation as of September 30, 2010. In the remainder of 2010, the Company will continue performing the current procedures and make further enhancements, if needed, to confirm full and effective remediation.

2. To remediate the material weakness described in Item 9A in the 2009 Annual Report over “Period-end financial reporting process” the Company added technical resources to the finance team in China in the third and fourth quarters of 2009 as well as in the first three quarters of 2010. In the remainder of 2010, the Company will continue its effort to consolidate and streamline its global close process in China, the additional technical resources will enable the Company to broaden the scope and quality of the independent reviews of underlying information related to the Company’s period-end financial reporting process, to standardize the processes for such financial reviews and to ensure the reviewers analyze and monitor financial information in a consistent and thorough manner.

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

Changes in Internal Control over Financial Reporting

No changes other than those described above occurred during the three months ended September 30, 2010 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report other than those discussed in our Form 8-K filed on September 13, 2010.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s stock repurchase activity for the three months ended September 30, 2010:

Period	Total number of shares Purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 2010	—	$—	—	$—
August 2010	—	$—	—	$—
September 2010	10,860	$2.00	—	$—
Total	10,860		—	$—

(1)          During the third quarter of 2010, the Company acquired 10,860 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4— REMOVED AND RESERVED

ITEM 5—OTHER INFORMATION

The 2010 annual meeting of the stockholders of the Company has been scheduled to be held at 20F, Tower E1, The Towers, Oriental Plaza, No. 1 East Chang An Ave., Dong Cheng District, Beijing, China, on Monday, December 13, 2010 at 1:00 p.m., local time.  For more information on our annual meeting of the stockholders and proxy statement, see our Proxy Statement filed on October 27, 2010.

ITEM 6—EXHIBITS

Exhibit Number	Description	Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Thirteenth Amended and Restated Certificate of Incorporation of UTStarcom, Inc., as amended.	8-K	3.1	12/12/2003

3.2	Second Amended and Restated Bylaws of UTStarcom, Inc., as effective June 28, 2008.	8-K	3.1	4/14/2008

4.1	See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.	—	—	—

4.2	Specimen Common Stock Certificate.	S-1/A	4.1	2/7/2000

4.3	Third Amended and Restated Registration Rights Agreement dated December 14, 1999.	S-1	4.2	12/20/1999

4.4	Stockholder Rights Agreement, made as of February 1, 2010, by and between UTStarcom, Inc. and Beijing E-town International Investment and Development Co., Ltd.	8-K	4.1	2/4/2010

4.5	Stockholder Rights Agreement, made as of February 1, 2010, by and among UTStarcom, Inc., Elite Noble Limited and Shah Capital Opportunity Fund LP.	8-K	4.2	2/4/2010

Exhibit Number	Description	Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1	Third Amendment to Common Stock Purchase Agreement dated February 1, 2010, as amended on April 30, 2010 and June 4, 2010, by and between the Company and Beijing E-town International Investment and Development Co., Ltd.	8-K	10.1	7/13/2010

10.2	Third Amendment to Common Stock Purchase Agreement dated February 1, 2010, as amended on April 30, 2010 and June 4, 2010, by and among the Company, Elite Noble Limited and Shah Capital Opportunity Fund LP.	8-K	10.2	7/13/2010
10.3	Fourth Amendment to Common Stock Purchase Agreement dated February 1, 2010, as amended on April 30, 2010, June 4, 2010 and July 7, 2010, by and between the Company and Beijing E-town International Investment and Development Co., Ltd.	8-K	10.1	9/13/2010
10.4	Fourth Amendment to Common Stock Purchase Agreement dated February 1, 2010, as amended on April 30, 2010, June 4, 2010 and July 7, 2010, by and between the Company and Elite Noble Limited and Shah Capital Opportunity Fund LP.	8-K	10.2	9/13/2010

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith	—	—

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith	—	—

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith	—	—

*              Management contract, plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTSTARCOM, INC.

Date: November 8, 2010	By:	/s/ EDMOND CHENG
Edmond Cheng
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)