Form 10-K/A
period 2010-12-31
UTSTARCOM INC
filed 2011-04-19
CIK 1030471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 000-29661

UTSTARCOM, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1782500
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

52-2 Building, BDA International Enterprise Avenue
No. 2 Jingyuan North Street
Daxing District, Beijing, P.R. China	100176
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86(10) 8520-5588

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $0.00125 par value	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $209,790,492 based upon the closing price of $1.84 reported for such date on The NASDAQ Stock Market, LLC. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of March 31, 2011, the registrant had 156,070,445 outstanding shares of Common Stock.

DOCUMENT INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

UTStarcom, Inc. (the “Registrant,” the “Company” or “UTStarcom”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Form 10-K”) filed with the Securities and Exchange Commission for the purposes of including information required by Items 10, 11, 12, 13 and 14 of Part III relating to Directors, Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence and Principal Accountant Fees and Services, respectively (the “Part III Information”).  In order to preserve the nature and character of the disclosures as originally filed, except as specifically discussed in this Form 10-K/A, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing on March 16, 2011.  Accordingly, this Form 10-K/A should be read in conjunction with the Registrant’s subsequent filings with the Securities and Exchange Commission.  The Registrant will not file its definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934 in connection with its 2011 annual meeting of stockholders, which would include the Part III Information, within 120 days of its fiscal year ended December 31, 2010, as required by General Instruction G(3) of Form 10-K.  Since the Registrant will not file its proxy statement within this period, it is amending its Annual Report on Form 10-K as set forth below to include such Part III Information.  In addition, the Registrant is filing this Form 10-K/A to amend and restate in their entirety certain portions of Part I, Item 1A and Part II, Item 7 and all of Item 9A of the 2010 Form 10-K as set forth below to address comments of the staff of the Securities and Exchange Commission (the “SEC”) received by letter dated April 8, 2011 relating to the 2010 Form 10-K, in particular, to provide additional information on an expected new business relating to the Registrant’s acquisition of Stage Smart Limited, to clarify the description of the material weaknesses identified in the Registrant’s internal controls on financial reporting and remediation efforts and to make corresponding changes to the related risk factor.

PART I

ITEM 1.  BUSINESS

The following replaces in its entirety the disclosure in the 2010 Form 10-K under the indicated heading, which begins on page 4 of the 2010 Form 10-K.

OUR STRATEGY

Our objective is to enhance our position in IP-based services and key infrastructure products with attractive growth potential in selective geographic markets. To achieve this goal, we focused on our core strengths and aligned with favorable long-term market trends relating to IP products. In the third quarter of 2010, we announced and executed three shifts in our corporate strategy. First, we moved our operational headquarter to Beijing, China in order to better focus on the Asian market, especially in China, Japan and India. Second, because our technology has applications across different kinds of networks, we started to pursue both telecom and cable network customers. Third, in addition to the traditional pure equipment sales business, we are expanding our service-based revenue sources through mergers and acquisitions as well as by entering into long-term revenue sharing arrangements with cable operators. In 2009, we also announced our intention to outsource our manufacturing operation to improve cash flow and operational efficiency. In 2010, we outsourced a few production lines to our manufacturing outsource partner. Late in 2010, we also commenced development of an internet TV platform, iTV.cn, through which we expect to deliver content and a high-quality user experience, offered on a subscription basis.

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

In 2009, we disbanded our Custom Solutions Business Unit (“CSBU”) and substantially completed the wind down of our worldwide handset operations. In 2010, we further streamlined our suite of product offerings and geographical focus through additional divestitures.

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

In China and India we hold market leadership positions for certain key offerings. During 2010, we held a leadership position in IPTV market share in China and India, as well as a leading position in India’s broadband market. While we continue to maintain dedicated direct sales teams in China and India, we started working with strategic partners to maintain our coverage in Latin America and Europe.

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

During 2009, we increased our effort in the Japanese market and won the first Transport Network (TN) commercial contract with Softbank Corp. (“Softbank”). In 2010, we were selected as the preferred Packet Transport Network (“PTN”) supplier of next generation IP transmission equipment for Softbank. We also have an important presence across key markets in the rest of Asia.

In 2010, we completed a sale of our PDSN assets in China, North America, Caribbean, and Latin America regions. The divested assets were part of the Multimedia Communications segment. We also divested our Europe, Middle East and Africa (“EMEA”) operations which were part of the Broadband segment.

Leverage our strong reputation with telecom carriers and our ability to solve complex network problems.

Telecom carriers generally select vendors with a proven innovation track record and also reliably provide network solutions. Historically we have deployed Next Generation Network (“NGN”) and broadband solutions which enabled carriers to improve their network performance. Additionally, carriers are able to deploy, maintain and upgrade to optimize traffic management, lower operating costs and expedite network integration. Our IP-based telecommunication infrastructure products provide innovative features such as interactive media and digital signage that help carriers attract new subscribers and increase their revenue streams.

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

We recognized the urgency for us to improve our financial model in order to return the company to profitability. We divested a number of non-core businesses to allow us to better concentrate our resources and management attention on our strategic priorities. In June 2009, we announced a series of corporate initiatives targeted at returning the company to profitability. These actions included outsourcing our manufacturing operations, optimizing our research and development (“R&D”) spending by focusing on selective IP products, and continued aggressive rationalization of our facility locations and general administrative costs. As a result we reduced our year-over-year selling, general and administrative and research and development operating expenses by approximately 35% in 2010 and 49% in 2009 and reduced our headcount by 500 from 2,400 to approximately 1,900 in 2010 and by 2,000 from 4,400 to approximately 2,400 in 2009.

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

We may encounter difficulties in implementing this significant change. If we are not successful, we may not achieve the expected benefits despite having expended significant capital and human effort. We will need to continue to manage the company’s resources, particularly our cash position, to ensure our ability to execute our strategic plan with an emphasis on near term return on investments and profitability.

Develop and launch an Internet TV subscription service offering, iTV.cn, to distribute content to a global audience.

We are developing an Internet TV service offering, iTV.cn, through which we expect to eventually distribute content to audiences on a global basis.  The convergence of networks, including fixed, mobile, cable and Internet, and the convergence of Internet-enabled devices through technological evolution provide an opportunity to significantly enhance viewers’ TV experience.  iTV.cn is designed to be an end-to-end Internet TV platform that offers this high-quality user experience, including:

•      Integrated multi-screen viewing from a single managed platform;

•      Time and location shifting;

•      Reliable HD streaming;

•      Personalization;

•      Multi-language programming; and

•      Value-added interactive service, such as distance-learning, gaming and e-commerce.

In late 2010, we acquired a controlling interest in the business of Stage Smart Limited, which provided us access to technologies, expertise and other resources that we believe will enable us to launch the iTV.cn offering.

We anticipate launching the iTV.cn subscription service in the second half of 2011 in the format of scheduled broadcasts, pay-per-view and video-on-demand.  We plan to offer this service initially in two to three targeted regions and, over time, to expand the offering on a global basis.  We expect this platform to generate revenue through subscription, advertising and value-added service in the coming years.

ITEM 1A.  RISK FACTORS — FACTORS AFFECTING FUTURE OPERATING RESULTS — RISKS RELATED TO OUR BUSINESS

The following replaces in its entirety the disclosure in the 2010 Form 10-K under the below indicated heading, which begins on page 32 of the 2010 Form 10-K.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we establish and maintain an effective internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting. Our Annual Report on Form 10-K must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. In addition, our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting.

We have in the past and as of December 31, 2010 identified material weaknesses in our internal control over financial reporting and have concluded that our internal controls over financial reporting were not effective as of December 31, 2010. The material weaknesses could result in potential losses to the Company due to misappropriation of assets that might not be prevented or detected.  For example, because we did not maintain adequate segregation of duties and implement appropriate approval requirements for non-routine transactions relating to cash management, an unauthorized bank account in the name of the Company was opened and a material wire transfer was made to the account without appropriate analysis of the business rationale and adequate authorization of the transfer.  The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as we continue in our efforts to transform our business. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. In addition, successful remediation of the noted control deficiencies is dependent on our ability to hire and retain qualified personnel. Therefore, we cannot be certain that we will be able to successfully remediate our existing material weaknesses or that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

PART II

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OVERVIEW

The following replaces in its entirety the disclosure in the 2010 Form 10-K under the indicated heading, which begins on page 54 of the 2010 Form 10-K.

Acquisition

On October 16, 2010, we entered into an Ordinary Shares Purchase Agreement with Stage Smart Limited (“Stage Smart”) and Smart Frontier Holdings Limited (“Smart Frontier”), the sole shareholder of Stage Smart, which we believe will enable us to launch an Internet TV platform, iTV.cn, to generate revenue through subscription, advertising and value-added service in the coming years. Pursuant to the Ordinary Shares Purchase Agreement, we agreed to purchase from Smart Frontier 5,100,000 ordinary shares of Stage Smart held by Smart Frontier (the “Purchase Shares”) for an aggregate purchase price of $10.0 million paid in the form of the number of shares of our common stock calculated by dividing $10.0 million by the average closing price per share of our common stock quoted on the NASDAQ stock market for the thirty day period immediately preceding the date of closing of the transaction which closely approximates the market value on the day of issuance. Pursuant to the Ordinary Shares Purchase Agreement, the Company has the right to repurchase the Company’s shares issued as part of the consideration to Stage Smart Shareholders if by the one year anniversary of the closing date regulatory approvals have not been obtained as outlined in the post-closing covenants. Concurrent with entering into the Ordinary Shares Purchase Agreement, we also entered into a Series A Preference Shares Purchase Agreement with Stage Smart and its affiliated entity, its wholly owned subsidiaries, and Smart Frontier. Pursuant to the Series A Preference Shares Purchase Agreement, we agreed to purchase from Stage Smart 9,600,000 Series A Preference Shares of Stage Smart at a price of $2.08333 per share, for an aggregate consideration of $20.0 million payable in cash. The Purchase Shares and the Series A Preference Shares together constitute 75% of the total shares of Stage Smart which gives the Company control over Stage Smart. From the date of acquisition of November 8, 2010, Stage Smart and its affiliated entity and its wholly owned subsidiary will be consolidated into our results. We recorded intangible assets and goodwill of $5.0 million and $13.8 million, respectively. See Note 11 of Notes to our Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K.  We have not yet finalized and launched this new Internet TV service offering, which we anticipate during the second half of 2011.  As a result, we have not recorded any revenue to date related to this offering, and we do not expect this business to make a significant contribution to our 2011 revenue.

ITEM 9A.  CONTROLS AND PROCEDURES

The following replaces in its entirety the disclosure in the 2010 Form 10-K under the heading “Item 9A. Controls and Procedures”, which begins on page 155 of the 2010 Form 10-K.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

In connection with the preparation of this annual report on Form 10-K (“Form 10-K”), the Company’s management carried out an evaluation as of December 31, 2010 under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2010 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below under “Management’s Annual Report on Internal Control over Financial Reporting.”

To address the material weaknesses identified in the Company’s evaluation of internal control over financial reporting, the Company implemented additional procedures (described below under the subheading “Remediation Initiatives Implemented By the Management”) to ensure that the Company’s consolidated financial statements as of and for year ended December 31, 2010, including the quarterly periods, were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, Company management believes that the consolidated financial statements included in this Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

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

Management has conducted, with the participation of the CEO and CFO, an assessment, including testing, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

        1.     The Company did not maintain effective controls over the period-end financial reporting process.  Specifically, the Company’s controls did not operate effectively to ensure the appropriate and timely analysis and monitoring of the underlying information relating to its period-end financial reporting process and preparation of consolidated financial statements including the timely and complete identification and recording of unusual and non-routine transactions.

The material weaknesses described above could result in misstatement of the Company’s consolidated financial statements that would result in a material misstatement to the quarterly or annual consolidated financial statements that would not be prevented or detected.

        2.     The Company did not maintain effective controls over treasury process.    Specifically, the Company did not maintain adequate segregation of duties and implement appropriate approval requirements for non-routine transactions relating to cash management. As a result of the transition of treasury functions from our US headquarters to China, the Global Treasurer and China Treasurer roles were consolidated.  Due to lack of segregation of duties, the controls did not prevent the unauthorized opening of a bank account in the name of the Company and allowed a material wire transfer to be made to the account without appropriate analysis of the business rationale and adequate authorization of the transfer.  However, this control deficiency did not result in any losses to the Company in the year ended December 31, 2010.

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

The assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers ZhongTian CPAs Limited Company (“PricewaterhouseCoopers”), an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.

Remediation Initiatives Implemented by Management

The Company’s management has been engaged in, and continues to engage in making necessary changes and improvements to the overall design of its control environment to address the material weaknesses in internal control over financial reporting and the ineffectiveness of the Company’s disclosure controls and procedures described above.

In particular, the Company has implemented the specific remediation initiatives described below in the year 2010. These initiatives provide reasonable assurance regarding the reliability and completeness of financial information and disclosures reported in the Company’s annual consolidated financial statements as of and for the year ended December 31, 2010 included in this Form 10-K.

        1.     To remediate the material weakness described above over “period-end financial reporting process” that was disclosed in connection with our reporting for fiscal 2009 and prior years, the Company has designed and implemented an adequate global financial close process and hired key individuals in the corporate finance and accounting function with significant technical skills and experience, deemed appropriate to their assigned responsibilities. The Company has undergone further restructuring during 2010. In the third quarter of 2010, the Company completed its transition of financial close and reporting processes to its new China headquarters to consolidate and streamline its global processes. Accordingly, the Company implemented controls to ensure independent management oversight and perform review procedures over accounts and disclosures in the Company’s consolidated financial statements. However, with the changes in the organization resulting from the restructuring and the transition to a new team and processes in China, management believes there is a need to allow the team to stabilize and operate for an extended period of time to embed the new processes, and to ensure the quality and consistency of the execution of the controls.  The Company will continue to assess its standardized processes to further enhance the effectiveness of financial reviews including the analysis and monitoring of financial information in a consistent and thorough manner.

        2.     To remediate the material weakness described above over “Treasury Process” the Company has designed and implemented controls to separate closely related functions in the cash management function and reduce the risk of misappropriation of assets. The Company also reviewed and revised approval requirements for certain actions relating to cash management (including the number of signatures and the level of the signatory required for certain types of transactions or based on the value of the transactions) to better enhance management’s monitoring of cash transactions. In addition, management implemented annual reviews of such approval requirements to ensure their continued appropriateness and effectiveness.

Management’s Conclusion

Management believes there is a need to continue to enhance the effectiveness of the standardized review processes and the remediation measures described under “Remediation Initiatives Implemented by Management” above have not been operated for an adequate period of time to conclude that the material weaknesses identified in “Management’s Annual Report on Internal Control over Financial Reporting” have been remediated. Management has discussed its conclusions with the Company’s Audit Committee.

The Company is committed to continuing to improve its internal control processes and will continue to diligently and vigorously review its disclosure controls and procedures and its internal control over financial reporting in order to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. However, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. As management continues to evaluate and work to improve the Company’s internal control over financial reporting, it may take additional measures as needed to further address the control deficiencies above.

Remediation of Material Weaknesses in Internal Control over Financial Reporting Reported in 2009

As of December 31, 2010, the Company believes it has effectively remediated material weaknesses in internal control over financial reporting that were included in “Management’s Annual Report on Internal Control over Financial Reporting” in “Item 9A—Controls and Procedures” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009:

        1.     Maintaining effective controls over “the recording of reserves for losses on customer contracts” to ensure timely and accurate recording of costs relating to reserves for losses on customer contracts and that existing loss reserves are adequate.

        2.     Maintaining effective controls over “financial reporting related to revenue recognition” to ensure that revenue is accurately and completely recorded.

For additional information relating to the control deficiencies that resulted in the material weaknesses listed above, please see the discussion under “Management’s Report on Internal Control over Financial Reporting” in “Item 9A—Controls and Procedures” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

During 2009, the Company designed and implemented remediation measures to address the material weaknesses listed above. As described in the Company’s Annual Report on Form 10-K for fiscal year 2009, the remediation measures included the following:

        1.     Maintaining effective controls over “the recording of reserves for losses on customer contracts” to ensure correct accounting on loss contracts—The Company transitioned in the third quarter of 2008 the responsibility for calculating the loss contract reserves to its local project office in India, which facilitated enhanced coordination between the local business units, operations, sales and the finance team resulting in more timely and complete information available to Finance to analyze. During the third quarter of 2009, the Company finalized its assessment of additional implemented modules of its ERP system in the operation in India, which enhanced the overall monitoring and analysis of the various accounts and balances in India. In the first quarter of 2010, the Company further enhanced the reviewing procedures and formalized cross-function meetings which further improved information sharing.

        2.     Maintaining effective controls over “financial reporting related to revenue recognition” to ensure that revenue is accurately and completely recorded—The Company enhanced its contracts review process in order to ensure that appropriate members of management have reviewed and confirmed critical information necessary to assess the proper revenue recognition accounting. Specifically, the Company implemented additional review procedures which require appropriately qualified company personnel to review the contracts in detail to improve the scope and quality of the independent reviews of underlying information related to the revenue contracts.

Management’s Conclusion

Management has conducted an assessment, including testing, of the effectiveness of the Company’s remediated internal control processes over financial reporting described above under “Remediation of Material Weaknesses Reported in 2009” as of December 31, 2010. In making its assessment, management used the criteria in Internal Control—Integrated Framework issued by COSO. Management believes these remediated internal control processes described above effectively mitigated, as of December 31, 2010, the material weaknesses listed above under “Remediation of Material Weaknesses Reported in 2009”.

Changes in Internal Control over Financial Reporting

As discussed above under “Remediation Initiatives Implemented by Management” and “Remediation of Material Weaknesses in Internal Control over Financial Reporting Reported in 2009,” the control processes adopted represent material changes to the Company’s internal control over financial reporting during 2009 and 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth biographical information as of March 31, 2011 regarding our current directors.

Name of Director	Age	Position	Director Since	Term Expires
Class I Directors:
Thomas J. Toy	56	Chairman of the Board	1995	2013
Linzhen Xie	70	Director	2010	2013
Class II Directors:
Xiaoping Li	47	Director	2010	2011
Jack Lu	48	Director, President and Chief Executive Officer	2010	2011
Baichuan Du	64	Director	2010	2011
Class III Directors:
William Wong	52	Director	2010	2012
Hong Liang Lu	56	Director	1991	2012

Thomas J. Toy has served as a director since February 1995 and served as our Lead Director from July 2008 until August 2009. He was our Chairman from January 2007 to July 2008 and became Chairman again in August 2009. Since March 1999, Mr. Toy has served as Managing Director of PacRim Venture Partners, a professional venture capital firm specializing in investments in the information technology sector. He has served as a Venture Partner/Advisor for ICCP Ventures since 2009. From 2005 until 2010, Mr. Toy served as a partner of SmartForest Ventures, a professional venture firm specializing in the information technology sector. From 1987 until 1992, Mr. Toy was employed as a Vice President at Technology Funding and was a partner there from 1992 until 1999. Mr. Toy also served as a director of White Electronic Designs Corporation from 1998 to 2010 and currently serves as a director of Hanwha SolarOne (formerly known as Solarfun Power Holdings) and several private companies. Mr. Toy holds B.A. and M.M. degrees from Northwestern University.

Mr. Toy’s service on several other boards of directors over his career, and his service on our board since 1995, has provided him with significant board-level experience, as well as valuable insight and institutional knowledge of our history and development. As a result, Mr. Toy is able to provide our management team and board of directors with essential strategic, operational and corporate governance guidance.

Linzhen Xie has served as a director since December 2010. Since July 2009, Mr. Xie has served on the board of NASDAQ-listed Funtalk China Holdings Limited, a leading retailer and wholesale distributor of mobile communications devices and accessories in China. Since January 2009, Mr. Xie has served as a director of SIM Technology Group Limited, a company listed on the Main Board of Hong Kong Stock Exchange that specializes in mobile phone design and wireless communication. Mr. Xie has served as the executive director and chief scientist of CECT-Chinacomm Communications Co., Ltd., a provider of wireless and telecommunication services, since March 2006. Mr. Xie has also served as the vice president of China Mobile Communications Association since May 2004 and as a standing member of the Communication Science and Technology Committee of the Ministry of Industry and Information Technology of China since September 2002. From December 2002 to December 2004, Mr. Xie was the chairman of the board of Chinacom Zhihuidao Internet Service Limited, a carrier of Internet cafe chain stores, while he also served as a director of Yunan Jinshikong Mobile Telecommunication Technology Limited, a mobile phone manufacturer. From March 1998 to January 2002, he served as a deputy director general of Information Technology Products Department in the Ministry of Industry and Information Technology. He also worked as a director of China National Laboratory on Local Area Network and Advanced Optical System from September 1995 to July 2002. Mr. Xie received his master’s degree in physics from Peking University.

The Board selected Mr. Xie to serve as a director because of his over twenty years of experience in the telecommunications industry, both in manufacturing and operations and his deep knowledge of the telecommunications market and technology, especially in mobile telecommunications.

Xiaoping Li has served as a director since September 2010. Mr. Li began working to establish Beijing E-Town International Investment and Development Co., Ltd. (“BEIID”) in October 2008 and since February 2009 when BEIID was formed, Mr. Li has served as its Executive Deputy General Manager and as a member of its Board of Directors. Mr. Li served as Manager of Beijing Economic-Technological Investment & Development Co., Ltd., an investment company established by the Beijing Municipality, from October 2006 to October 2008. Mr. Li was an Advisor to Ministry of Finance on international finance organization projects from July 2004 to October 2006. Mr. Li was a senior researcher in environmental economics at Chinese Academy of Forestry from August 2001 to July 2004. Mr. Li holds a bachelor’s degree in forestry, a master’s degree in forest economics and has completed all the course requirements to be awarded a doctorate degree in economy and management from Beijing Forestry University. Mr. Li is the designee of BEIID which has the right to designate one member of the Board of Directors.

Mr. Li offers a deep understanding of the business climate in China and the economic variables that will influence UTStarcom as it conducts business in China. Mr. Li is a skilled advisor who makes a strong contribution to the diversity of perspectives on the Board.

Jack Lu has served as a director since September 2010.  From March 2010 until his appointment as the Company’s President and Chief Executive Officer in September 2010, Mr. Lu served as the Company’s Senior Vice President and Chief Operating Officer. From August 2008 until joining UTStarcom, Mr. Lu worked as an entrepreneur seeking to establish a RMB denominated investment fund to invest in high technology companies in southwest China. From July 2007 to July 2008, Mr. Lu served as Global Co-Chief Operating Officer and General Manager of China Operations for Source Photonics, Inc., an optoelectronics components company. From September 2001 until June 2007, he served in a number of senior management positions, including most recently as President and Chief Executive Officer from January 2007 to June 2007 and Chief Operating Officer from June 2006 to December 2006, of Fiberxon Inc., an optical telecommunications components company, which was acquired by MRV Communications Inc., a communications equipment and services company, in July 2007. From 2000 until 2001, Mr. Lu served as Director of Business Strategy Development for US Business Networks Inc. (MeetChina.com), a business-to-business portal provider.  In 1998, Mr. Lu served in a number of management positions with China National Technical Import and Export Corporation, an import/export, manufacturing and consulting firm. Mr. Lu received a B.S. in Electrical Engineering from Huazhong University of Science and Technology in China and holds an M.B.A. from the University of Southern California.  Mr. Lu will contribute significant leadership, operational and sales expertise in the technology industry in China and with multinational companies operating in China.

With broad leadership experience at global technology companies, Mr. Lu brings to the Board first-hand experience in successfully leading and managing large and complex organizations in the technology industry. In particular, Mr. Lu’s operational expertise in the technology industry and with multinational companies operating in China provides the Board with a perspective readily applicable to UTStarcom’s business.

Baichuan Du has served as a director since September 2010. Mr. Du served as the Deputy Chief Engineer of China State Administration of Radio, Film, and Television (“SARFT”) from 2001 to 2006. From 1995 to 1998, Mr. Du served as the Chair of China HDTV Experts Group and from 1998 to 2009, the Vice Chairman of China Radio and TV Standardization Working Group. He has also served as the Vice Chairman of SARFT Science and Technology Committee since 1998. From 1999 to 2001, Mr. Du served as the President of SARFT Academy of Broadcasting Science. From 2007 to 2009, Mr. Du served as a director of Tvia, Inc., a fabless semiconductor company listed on NASDAQ, and Mr. Du currently serves as an independent director on the board of several private companies. Mr. Du holds bachelor and master’s degrees in fiber optic communications from Beijing University.

The Board selected Mr. Du to serve as a director because of his experience in the cable and broadcast television industry, as well as his knowledge of the Chinese market. Furthermore, Mr. Du’s education and experience provides the board with technical expertise that is relevant to UTStarcom’s technology.

William Wong has served as a director since September 2010. Since January 2008, Mr. Wong has served as Managing Director of Yellowstone Capital Group Ltd., a consulting firm. From February 2002 to May 2007, Mr. Wong served various roles as Senior VP, President of Cellon International, an independent mobile phone design house. In July 2007, Mr. Wong co-founded BORQS International Holding Corp, a wireless software company. Mr. Wong holds a B.S. in electrical engineering from Northwestern University, an M.S. in electrical engineering and M.B.A. from the University of California at Berkeley.

Mr. Wong offers financial, technological and industry expertise. Additionally, his work experiences has allowed him to become familiar with the challenges faced by companies in similar standing as UTStarcom and the best practices in dealing with those challenges.

Hong Liang Lu has served as a director since June 1991 and served as the Chairman from March 2003 to December 2006 and from July 2008 to August 2009. Mr. Lu served as President and Chief Executive Officer from June 1991 to July 2007 and as Chief Executive Officer again from July 2007 to July 2008. In June 1991, Mr. Lu co-founded UTStarcom, Inc. under its prior name, Unitech Telecom, Inc., which subsequently acquired StarCom Network Systems, Inc. in September 1995. From 1986 through December 1990, Mr. Lu served as President and Chief Executive Officer of Kyocera Unison, a majority-owned subsidiary of Kyocera International, Inc. Mr. Lu served as President and Chief Executive Officer of Unison World, Inc., a software development company from 1983 until its merger with Kyocera in 1986. From 1979 to 1983, Mr. Lu served as Vice President and Chief Operating Officer of Unison World, Inc. Mr. Lu holds a B.S. in Civil Engineering from the University of California at Berkeley.

Mr. Lu’s long history with UTStarcom provides him deep institutional knowledge of the Company’s history, technology and strategy. Further, his extensive experience at UTStarcom and other large technology companies provides the Board with key insight into relevant industries.

Executive Officers

Our current executive officers and their ages as of March 31, 2011 are as follows:

Name	Age	Position
Jack Lu	48	President and Chief Executive Officer
Edmond Cheng	49	Senior Vice President and Chief Financial Officer

Jack Lu please see Mr. Lu’s biography above.

Edmond Cheng has served as our Senior Vice President and Chief Financial Officer since May 10, 2010. Immediately prior to joining UTStarcom, Mr. Cheng served as Chief Financial Officer of Changsha Zoomlion — Science & Technology Development Company, Ltd., a public company dual listed on the Shenzhen Stock Exchange and the Hong Kong Stock Exchange, from January 2009 to April 2010. From January 2007 to August 2008, Mr. Cheng served as Group Chief Financial Officer at PSA International PTE LTD. From April 2005 to May 2006, Mr. Cheng served as Chief Financial Officer of Titan Petrochemicals Group Limited, a Hong Kong listed company. From November 2000 to March 2005, he served as Vice President and Chief Financial Officer at Ingram Micro, Inc., a NYSE listed company. Prior to joining Ingram Micro, Mr. Cheng served as Vice President, Finance and Administration at Mallinckrodt Medical, Inc., a NYSE listed company, from January 1999 to October 2000. From October 1994 to December 1998, he served as director of Finance, ASEAN and South Asia at Hewlett-Packard Company. Prior to moving to Singapore in 1994, he spent 10 years in the U.S. and held various finance positions at several companies including GTE Corporation, Compaq Computer Corporation and Applied Materials. Mr. Cheng holds a master’s degree in Accounting and a bachelor’s degree in Accounting and Management Information Systems from University of Hawaii at Manoa.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. Officers, Directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The information in this section is based solely upon a review of Forms 3, 4 and 5 received by the Company.

The Company is not aware of any person who at any time during the period prior to the year ended December 31, 2010 was a director, officer, or beneficial owner of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the 2010 fiscal year.

Business Conduct Policy

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all employees including our principal executive officers. The Code of Ethics is designed to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we are required to file with, or submit to, the SEC and in other public communication we make, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics, and (v) accountability for adherence to the Code of Ethics.

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

Audit Committee Information

The Audit Committee of the Board (the “Audit Committee”) is a separately designated standing committee of the Board of Directors and currently consists of three members of the Board of Directors, all of whom: (1) meet the criteria for “independence” set forth in rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended, and the listing standards of the NASDAQ Stock Market; (2) have not participated in the preparation of the consolidated financial statements of the Company or any of its current subsidiaries at any time during the past three years; and (3) are able to read and understand fundamental financial statements, including a company’s balance sheets, income statements, statement of shareholder’s equity and statements of cash flow. The members of the Audit Committee are Mr. Toy, who chairs the committee, and Messrs. Li and Xie. The Audit Committee held 9 meetings during 2010. Mr. Toy has been determined by the Board to qualify as “audit committee financial experts” under applicable SEC and NASDAQ rules.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information about the material components of our executive compensation program for:

•                  Our current senior executive officers:

•                  Ying (“Jack”) Lu, our President and Chief Executive Officer; and

•                  Edmond Cheng, our Senior Vice President and Chief Financial Officer.

•                  The following former senior executive officers:

•                  Peter Blackmore, our former President and Chief Executive Officer; and

•                  Kenneth Luk, our former Senior Vice President and Chief Financial Officer.

We refer to these executive officers collectively as the “Named Executive Officers.”

Specifically, this Compensation Discussion and Analysis provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, and each compensation component that we provide.  In addition, we explain how and why the Compensation Committee of our Board of Directors (the “Compensation Committee”) arrived at specific compensation policies and decisions involving our executive officers during 2010.

Management Changes During 2010

During 2010, there were several changes in our senior management:

On March 1, 2010, Mr. Lu was appointed as our Senior Vice President and Chief Operating Officer.  He served in this position until he was appointed as our President and Chief Executive Officer on September 8, 2010.

On May 3, 2010, Mr. Luk resigned his position as our Senior Vice President and Chief Financial Officer, effective May 11, 2010, the day immediately following the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended on March 31, 2010.

On May 4, 2010, Mr. Cheng was appointed as our Senior Vice President and Chief Financial Officer, effective May 10, 2010.

On September 7, 2010, Mr. Blackmore resigned from his position as our President and Chief Executive Officer.

As a result of these changes, we had only two individuals serving as executive officers as of the end of 2010.

Executive Compensation Philosophy

Compensation Objectives

Our executive compensation program is designed to achieve three primary objectives:

•                  be competitive with the market to attract, retain, and motivate the caliber of talent required to drive stockholder value;

•                  create a high-performance culture by linking rewards to performance; and

•                  apply reward practices in a fair and consistent manner.

Compensation-Setting Process

Role of Compensation Committee

The Compensation Committee determines the form and amount of compensation for our executive officers, including the Named Executive Officers.  Specifically, the Compensation Committee is responsible for, among other things:

•                  approving and overseeing the total compensation package for our executive officers, including their base salaries, annual cash incentive awards, equity awards, perquisites, and other benefits;

•                  reviewing and approving the corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating his performance, and determining his compensation based on this evaluation;

•                  reviewing our Chief Executive Officer’s performance evaluation of our other executive officers and approving compensation decisions for them; and

•                  reviewing periodically and making recommendations to our Board of Directors regarding any equity, benefit or compensation plans, and administering the plans that provide for the administration of the plans by the Board or a committee.

The Compensation Committee operates pursuant to a charter describing its specific duties and responsibilities, which can be viewed at http://investorrelations.utstar.com/governance.

Typically, the Compensation Committee holds at least four scheduled meetings during the year and holds additional meetings periodically to review and discuss executive compensation matters. In the first quarter of each year, typically in February, the Compensation Committee:

•                  considers adjustments to the base salaries of our executive officers;

•                  decides whether to make annual cash incentive awards to our executive officers in recognition of the prior year’s performance and, if so, the amount of any such awards;

•                  reviews and approves annual equity awards for our executive officers in accordance with our Equity Award Grant Policy (as described below); and

•                  reviews the level of perquisites and other benefits provided to each executive officer.

As part of its annual compensation review, the Compensation Committee also evaluates (i) our corporate financial performance, (ii) the individual performance of each executive officer, and (iii) data about the market practices for executive compensation for positions comparable to those of each of our executive officers.  In addition, our Chief Executive Officer reviews and discusses with the Compensation Committee the performance and contributions of each executive officer (other than for himself).  Although the Compensation Committee may discuss the performance and compensation package of our Chief Executive Officer with him, it meets in executive session to determine his compensation.  The Compensation Committee also has the opportunity to meet with each executive officer to discuss his or her performance during the prior year as well as goals for the current year.

Role of Compensation Consultant

For 2010, the Compensation Committee engaged Compensia, Inc. (“Compensia”), a national compensation consulting firm, to advise it on executive and equity compensation matters.  Compensia reports directly to the Compensation Committee, which has sole authority to hire, fire, and direct the firm’s work. Compensia performed no work for the Company in 2010 other than its work for the Compensation Committee.

In 2010, Compensia assisted the Compensation Committee in updating the compensation peer group, conducted a market pay assessment for our then-current executive officers, and provided input on equity compensation and market trends.  A representative from Compensia attends meetings of the Compensation Committee upon request.

Role of Management

Typically, our Chief Executive Officer plays a significant role in the compensation-setting process. Generally, he attends and participates in all Compensation Committee meetings (except executive sessions of the Compensation Committee or discussions involving his own compensation).  Specifically, he:

•                  evaluates the performance of our executive officers and other employees;

•                  assists in establishing corporate performance goals and objectives and the related target levels; and

•                  recommends base salary adjustments and equity awards for our executive officers (other than for himself).

The Compensation Committee considers, but is not bound to and does not always accept, our Chief Executive Officer’s recommendations with respect to the compensation of our executive officers.  While the Compensation Committee seeks input primarily from our Chief Executive Officer, it also consults with other executive officers, including our senior human resources personnel, to obtain recommendations with respect to our compensation programs, practices, and packages for executive officers and other employees.  Other than participating in an annual evaluation process with our Chief Executive Officer and any discussions with the Compensation Committee, the other Named Executive Officers do not play a role in their own compensation determinations.

Our Human Resources Department supports the Compensation Committee in its work by providing compensation data as requested.

Use of Competitive Market Data

We use data drawn from publicly-available sources for a group of peer companies (the “Peer Group”)  to assess the competitiveness of the compensation of our executive officers.  Generally, this data is used to establish the competitive market for our Chief Executive Officer and Chief Financial Officer positions.  Because of the difficulty in identifying comparable positions at these peer companies for our other executive officer positions, we also review the data with respect to technology companies reflected in one or more third-party executive compensation surveys to develop a sense of the competitive market for these positions.  In 2010, we used the annual Radford High Technology Executive Compensation Report (the “Radford Survey”) for this purpose. The Compensation Committee compared its compensation decisions with its assessment of market practice as reflected by the Peer Group and the Radford Survey when determining the compensation of our Chief Executive Officer and Chief Financial Officer and as reflected in the Radford Survey when determining the compensation of our other executive officers.

For 2010, the Compensation Committee selected the following companies as our compensation Peer Group due to their being in related businesses and having comparable revenues (approximately $150 million to $600 million) and a comparable market capitalization (approximately $150 million to $600 million):

ANADIGICS	Harmonic
Anaren	Micrel
Applied Micro Circuits	Oclaro
Aviat Networks	Opnext
Cogo Group	Powerwave Technologies
CTS	Silicon Storage Technology (was acquired by Microchip)
DSP Group	Hanwha SolarOne
EMS Technologies	Sonus Networks
Extreme Networks	Standard Microsystems
Finisar	Symmetricom

The Compensation Committee intends to review the composition of the Peer Group in 2011 to ensure it is the most relevant set of companies to use for comparison purposes.

Compensation of Named Executive Officers

Our executive compensation program consists of three principal components:

•                  base salary;

•                  an annual cash incentive award; and

•                  equity awards.

Collectively, these components constitute the total direct compensation opportunity of our executive officers.  In conducting its annual compensation review for 2010, the Compensation Committee was provided with an analysis of the compensation practices of the Peer Group and the technology companies reflected in the Radford Survey for the chief executive officer and chief financial officer positions.  The Compensation Committee used this analysis to compare the total direct compensation (that is, base salary, annual cash incentive awards, and equity awards) opportunities of Messrs Blackmore and Luk against the competitive market for executive talent.  The Compensation Committee determined that, to retain qualified executive officers to manage our business in the current environment, it would be necessary to offer total direct compensation opportunities at levels that were consistent with the competitive market.

Base Salary

Base salary is the primary fixed component in our executive compensation program and is used to attract, motivate, and retain highly qualified executive officers. An individual’s initial base salary is determined by his or her levels of expertise, experience and responsibility, as well as the competitive market.  Annual base salary increases, if any, are a reflection of the executive officer’s performance for the preceding year, anticipated future contributions, and pay level relative to similar positions in the Peer Group.  We also take into consideration internal equity with respect to the entire executive team.

In February 2010, after consideration of corporate and individual performance, as well as a review of competitive market practices for executive compensation within the Peer Group, and in view of the Company’s previously-announced management changes, the Compensation Committee determined that it would make no adjustments to the base salaries for any of our executive officers, including the then-existing Named Executive Officers, for 2010.

Mr. Blackmore’s voluntary and temporary 20% base salary reduction, announced in March 2009, ended on March 24, 2010.  As of that date, his base salary returned to its previous level of $800,000 per year.

The initial base salaries of Messrs. Lu and Cheng were established at the time they joined the Company pursuant to the negotiation of their employment agreements.

Annual Cash Incentive Awards

We offer annual cash incentive awards to our executive officers, including the Named Executive Officers, based on their performance against one or more pre-established corporate and individual performance objectives.

Target Award Opportunities

During 2010, each of our executive officers, including the Named Executive Officers, was eligible to earn an annual cash incentive award equal to a specific percentage of his or her base salary.  The target annual cash incentive award opportunities established for the Named Executive Officers in March 2010 were as follows:

Named Executive Officer	Target Annual Cash Incentive Award Opportunity (as a percentage of base salary)
Peter Blackmore	100%
Jack Lu	100%
Kenneth Luk	50%
Edmond Cheng*	70%

*  Mr. Cheng’s employment began in May 2011 and his target annual cash award opportunity was set in May when he joined the Company

Corporate Performance Objectives

In March 2010, the Compensation Committee, based on the recommendations of our Chief Executive Officer, established and approved the corporate performance objectives for 2010 for the annual cash incentive awards.  These corporate performance objectives involved achieving a specified improvement in operating income (adjusted for certain one-time items, such as restructuring and impairment costs) as well as bookings and collections targets for 2010.  The Compensation Committee believed that encouraging our executive officers to focus their efforts on these objectives would enable us to attain the financial performance reflected in our operating plan for 2010.  The Compensation Committee further believed that the attainment of the target levels established for each of these corporate performance measures were realistic but not easily achieved and, therefore, would drive the achievement of our short-term financial goals.

The corporate performance objectives for 2010 as approved by the Compensation Committee were as follows:

Corporate Performance Metric	Threshold (75%) Performance (in millions)	Target (100%) Performance (in millions)	Maximum (125%) Performance (in millions)	Weighting
Operating Income (Loss)	$(17,325)	$(13,860)	$10,395	40%
Bookings	$283,896	$378,528	$473,160	40%
Collections	$221,424	$295,233	$369,041	20%

In the case of the corporate performance objectives, if target performance for a measure was achieved, 100% of the target award payout opportunity applicable to that metric was payable.  If threshold performance was not achieved, none of the target award payout opportunity applicable to that measure was payable. If threshold performance for that metric was achieved, 75% of the target award payout opportunity applicable to that measure was payable.  If maximum performance for that measure was achieved or exceeded, 125% of the target award payout opportunity applicable to that measure was payable.  For performance between the specified threshold, target, and maximum levels, an interpolated multiplier would be used to calculate the amount payable with respect to each measure.

Even if the target corporate performance objectives were achieved in full, the Compensation Committee reserved the right, in its sole discretion, to decrease the award payout applicable to that measure.  Similarly, the Compensation Committee retained the right, in its sole discretion, to make award payouts for any corporate performance measure or measures in the event that significant and unanticipated external events prevented us from meeting one or more pre-established corporate performance objectives.

Individual Performance Objectives

The individual performance objectives for our executive officers were jointly developed by each executive officer and our Chief Executive Officer.  These individual performance objectives varied from individual to individual, depending on his or her role and responsibilities.  Typically, these individual performance objectives included, for example, quantitative and qualitative goals for corporate acquisitions and divestitures, compliance, technology innovations, customer relations, improving market position, and cost management.  These individual performance objectives were then reviewed and approved by the Compensation Committee.

As with the corporate performance objectives, award payouts could range from 0% to 125% of target performance levels, depending on the degree to which each individual performance objective was met.

Award Weightings

For Mr. Blackmore, 75% of his target annual cash incentive award opportunity was to be based on the corporate performance objectives described above and corporate expense results and 25% was to be based on the completion of several strategic/operational initiatives (including successful execution of identified acquisitions, transition of the chief executive officer role and responsibilities to Mr. Lu, and increasing employee engagement).

For Mr. Lu, 70% of his target annual cash incentive award opportunity was to be based on the corporate performance objectives described above and departmental expense results and 30% was to be based on the completion of several strategic/operational initiatives (including developing sales, completing the assumption of the role and responsibilities of the chief executive officer position, and increasing employee engagement).

For Mr. Luk, 50% of his target annual cash incentive award opportunity was to be based on the corporate performance objectives described above and 50% was to be based on the completion of several strategic/operational initiatives (including accelerating the finance function transition to China, successfully completing all SEC filings, successfully completing identified asset sales and financings, assuming the sale operations function, enhancing our internal controls and revenue recognition compliance, and increasing employee engagement).

For Mr. Cheng, 50% of his target annual cash incentive award opportunity was to be based on the corporate performance objectives described above and 50% was to be based on the completion of the strategic/operational initiatives originally assigned to Mr. Luk (including accelerating the finance function transition to China, successfully completing all SEC filings, successfully completing identified asset sales and financings, assuming the sale operations function, enhancing our internal controls and revenue recognition compliance, and increasing employee engagement).

Award Decisions

After the end of the year, our Chief Executive Officer assessed Mr. Cheng’s performance against his individual performance objectives.  Our Chief Executive Officer then noted that, pursuant to the terms of his written offer letter, Mr. Cheng’s 2010 annual incentive award payment was guaranteed in an amount equal to 100% of his target incentive award opportunity.  In addition, after the end of the year, the Compensation Committee assessed our Chief Executive Officer’s performance against his individual performance objectives.  Based on this assessment, the Company’s financial performance for 2010, and its consideration of various subjective factors, the Compensation Committee determined the annual cash incentive award for our Chief Executive Officer.

The annual cash incentive awards for the Named Executive Officers for 2010 were as follows:

Named Executive Officer	Annual Cash Incentive Award
Jack Lu	$129,328
Edmond Cheng	$171,996

Discretionary Bonus

In consideration of Mr. Blackmore’s services to the Company during his tenure as President and Chief Executive Officer, especially his contributions to the successful completion of the transaction involving an investment in the Company by Beijing E-town International Investment and Development Co., Ltd and Ram Max Group Limited, through Elite Noble Limited and Shah Capital Management, through Shah Capital Opportunity Fund LP (the “BEIID Transaction”), our Board of Directors approved a cash bonus award for Mr. Blackmore in the amount of $800,000, payable upon the closing of the transaction in the fall of 2010.

Equity Awards

Equity compensation is a significant component of our executive compensation program.  We believe this is an effective way to align the interests of our executive officers with those of our stockholders to increase long-term stockholder value.  In designing our equity awards, we take into account stockholder concerns about share usage and dilution.  Accordingly, as discussed below, under our Burn Rate Policy the Compensation Committee limits the annual net issuances of stock-based awards, subject to extraordinary events (for example, acquisitions).  The Compensation Committee adjusts this target rate each year based on performance and retention objectives, taking into account market practices.

Focal Equity Awards

In February 2010, the Compensation Committee determined that, in view of the Company’s previously-announced management changes, no equity awards would be granted to our executive officers, including the Named Executive Officers, for 2010.

Additional Equity Awards

In March 2010, pursuant to the terms of Mr. Lu’s amended employment offer letter, the Compensation Committee granted him a restricted stock award for 300,000 shares of the Company’s common stock, subject to a four-year service based vesting schedule.

In May 2010, pursuant to the terms of Mr. Cheng’s employment offer letter, the Compensation Committee granted him a restricted stock award for 200,000 shares of the Company’s common stock and an RSU award covering 100,000 shares of the Company’s common stock, each subject to a four-year service based vesting schedule.

2009 Restricted Stock Unit Award Payout

In February 2010, the Compensation Committee determined the actual number of shares of the Company’s common stock earned by the Named Executive Officers from their performance-based restricted stock unit (“RSU”) awards granted in February 2009 based on an evaluation of their performance against the pre-established 2009 performance objectives.  These objectives included achievement of corporate financial measures related to bookings, revenue, and net income, achievement of certain corporate objectives, and achievement of individual performance objectives, tailored to reflect the roles and responsibilities of each Named Executive Officer, as approved by the Compensation Committee.

At that time, the Compensation Committee measured each Named Executive Officer’s performance against his established objectives, as well as the Company’s financial performance, and determined that the number of shares of the Company’s common stock earned by each applicable Named Executive Officer was as follows:

Named Executive Officer	Number of Shares Covered by RSU Award Granted on February 27, 2009	Number of Shares Earned as Determined on February 26, 2010	Shares Earned Under RSU Award as a Percentage of Number of Shares Granted
Peter Blackmore	224,727	148,769	66.2%

The shares of the Company’s common stock earned under the RSU awards vested as to 50% of the shares on each of February 26, 2010 and February 28, 2011, subject to the Named Executive Officer continuing to be a service provider to the Company (as defined) through such date.  Pursuant to the Company’s severance arrangements with Mr. Blackmore, all outstanding equity awards fully vest and become exercisable in the event of termination of employment by the Company other than for “cause.”  As a result, all of the outstanding equity awards held by Mr. Blackmore fully vested and became exercisable upon his termination of employment effective September 7, 2010.

Perquisites and Other Benefits

We provide medical and other benefits to our executive officers that are generally available to other full-time employees, including disability and group term life insurance, additional remuneration for employees who are assigned overseas and who qualify under the terms of our expatriate remuneration plan, and tuition reimbursement.

We also provide the Named Executive Officers and certain other executive officers with certain perquisites and other personal benefits, including financial planning services, tax assistance payments in connection with our tax equalization policy whereby we provide qualified employees with tax assistance to mitigate the tax differential arising from an employee’s international work assignment, business travel accident insurance, a housing allowance, car/transportation allowances, a relocation allowance for certain executive officers who have been asked to relocate to conduct business on our behalf, and disability insurance.  The Compensation Committee believes that such personal benefits are necessary to successfully compete for executive talent, particularly in China where they are often a customary part of executive compensation packages.

The Compensation Committee reviews the perquisites and other benefits provided to our executive officers as part of its overall review of executive compensation.  The Compensation Committee has determined the type and amount paid in perquisites to be within the appropriate range of competitive compensation practices.  For information about the perquisites and other personal benefits provided to the Named Executive Officers in 2010, see the Summary Compensation Table below.

Section 401(k) Plan

We previously maintained a tax-qualified Section 401(k) retirement savings plan for our employees, including the Named Executive Officers, who satisfied certain eligibility requirements.   In September 2010, the Compensation Committee determined that, in view of our previously-announced plans to relocate certain corporate functions of the Company to China, it was in the best interests of our stockholders to terminate the Section 401(k) plan effective October 1, 2010.  At that time, all participants became fully vested in their plan accounts and all plan assets were distributed to the participants.

Post-Employment Compensation

We have change in control and involuntary termination severance agreements in place with certain of the Named Executive Officers and an Executive Involuntary Termination Severance Pay Plan for the other Named Executive Officers.  For a summary of the material terms of these arrangements, see “Potential Payments Upon Termination and Change on Control.”

The Compensation Committee believes that these arrangements are in the best interests of our stockholders.  As with any public company, the possibility of a corporate transaction involving a change in control exists for us.  Such a change in control typically means a degree of ambiguity for executives about the continuity of their employment.

The Compensation Committee believes these arrangements help to ensure that our executive officers will remain focused on, and committed to, the interests of the business throughout the process of exploring and/or executing a transaction that may result in a change in control of the Company.

Employment Agreements

Employment of Mr. Lu

On February 1, 2010, we entered into an employment offer letter with Mr. Lu.  Pursuant to this offer letter, Mr. Lu was appointed to serve as our Senior Vice President and Chief Operating Officer until such time as he would assume the position of Chief Executive Officer.  At the same time, and as a condition of his employment, we entered into an Involuntary Termination Severance Agreement with Mr. Lu (the “Severance Agreement”).

The employment offer letter was subsequently amended on February 22, 2010 to change Mr. Lu’s employment commencement date to March 1, 2010 and to provide that his compensation arrangements would be adjusted accordingly.

Pursuant to the employment offer letter, Mr. Lu’s initial base salary was RMB 2,726,653 subject to an increase to RMB 3,067,485 at the time he assumed the position of Chief Executive Officer.  In addition, he was eligible for an annual cash incentive award opportunity equal to 100% of his annual base salary.

Subsequently, on February 24, 2011, our Board of Directors approved the Company entering into an employment agreement governed under the laws of the People’s Republic of China (the “PRC”) with Mr. Lu.  The terms of this agreement are to be consistent with the laws and regulations of the PRC and his current employment arrangements.  As required under the laws of the PRC, however, Mr. Lu’s employment will be for a fixed term, which is expected to be for three years.  In addition, under the laws of the PRC, termination of Mr. Lu’s employment, other than pursuant to legal circumstances specified in the PRC employment contract laws, will require Mr. Lu’s consent.  After entering into this agreement, Mr. Lu will be entitled to certain statutory benefits granted to employees under the laws and regulations of the PRC, such as receipt of local health, disability, and unemployment insurance, a statutory housing allowance and participation in the statutory pension program, that together have an approximate annual value of US$9,600.

In addition, our Board of Directors approved the Company amending the Severance Agreement.  Under the amendment, if Mr. Lu’s employment is terminated as a result of a “good reason” or an “involuntary termination” during the term of the Severance Agreement, then he will receive, among other severance benefits, 12 months of his base salary.  This change is contingent upon Mr. Lu agreeing that payment of the severance benefits under the Severance Agreement as amended will satisfy the Company’s obligations to Mr. Lu under PRC law and the Agreement such that he would not be eligible to receive the severance benefits otherwise provided for under PRC employment agreement laws.

Our Board of Directors also agreed to provide Mr. Lu with the applicable executive benefits offered to non-Chinese executives working in the PRC, including:

•                  a monthly housing allowance of US$4,000;

•                  reimbursement of dependent tuition (for up to two dependents), up to a maximum of US$30,000 per year;

•                  reimbursement for financial planning services, up to US$5,000 per year;

•                  international health insurance and life insurance (or the cash value thereof), with a value of approximately US$13,400 per year; and

•                  participation in the Training/Education Assistance Program, up to US$3,000 per year.

For a summary of the material terms and conditions of his offer letter, as amended, see “Employment Contracts and Severance Agreements with Named Executive Officers” in this Form 10-K/A.

Employment of Mr. Cheng

On May 4, 2010, Mr. Cheng was appointed as our Senior Vice President and Chief Financial Officer, effective as of May 10, 2010.  The terms and conditions of his employment were set forth in a written offer letter.  The negotiation of the terms of his employment was undertaken by Mr. Blackmore, reviewed and recommended for approval by the Compensation Committee, and approved by our Board of Directors.

In filling this position, the Compensation Committee was aware that it would be necessary to recruit a candidate from outside the Company with the requisite experience and skills.  In addition, the Compensation Committee recognized that a competitive compensation package would have to contain a financial inducement sufficient to motivate the candidate to accept an employment offer over any competing offers and to relocate to our offices in Hangzhou, China, and, at the same time, reflect the customary elements of compensation packages for executives in China.  These factors influenced the development of a compensation package that, in the aggregate, was at the 50th percentile of the market range, even though individual compensation elements were either above or below the median.  At the same time, the Compensation Committee was sensitive to the need to integrate a new senior executive into the executive compensation structure that it was seeking to develop, balancing both competitive and internal equity considerations.

In retaining Mr. Cheng, the Compensation Committee recommended, and our Board of Directors approved, that he receive the following compensation and benefits:

•                  an annual salary of US$380,000;

•                  a signing bonus of US$57,900:

•                  an annual cash incentive award opportunity equal to 70% of his annual base salary, based upon the achievement of pre-established Company and individual performance objectives, with 100% of his target annual cash incentive award for 2010 guaranteed;

•                  a restricted stock award for 200,000 shares of the Company’s common stock and a restricted stock unit award covering 100,000 shares of the Company’s common stock, with both awards subject to a four-year service-based vesting schedule;

•                  educational assistance of up to US$125,000 to pursue an Executive MBA program during his employment with the Company;

•                  financial planning services reimbursement of up to US$5,000 per year; and

•                  certain additional expatriate benefits.

In addition, we agreed to recommend to the Compensation Committee that Mr. Cheng receive additional restricted stock awards for 100,000 shares of the Company’s common stock to be granted in January 2011 and January 2012, respectively, with both awards subject to a four-year service-based vesting schedule.

Finally, Mr. Cheng is eligible for coverage under our medical, dental, and vision plans for expatriate employees and to participate in the Company’s Executive Involuntary Termination Severance Pay Plan.

For a summary of the material terms and conditions of his offer letter, see “Employment Contracts and Severance Agreements with Named Executive Officers” in this Form 10-K/A.

Employment Terminations

Resignation of Mr. Luk

On May 3, 2010, Mr. Luk resigned from his position as our Senior Vice President and Chief Financial Officer, effective May 11, 2010.  In connection with his termination of employment, the Compensation Committee agreed to provide Mr. Luk with the following severance payments and benefits:

•                  a lump sum cash payment in the amount of $91,500, plus the pro rata portion of his base salary for the period between the May 11, 2010 and June 17, 2010, less applicable tax withholding;

•                  full and accelerated vesting of 50,000 shares of the Company’s common stock granted to him pursuant to the terms of his offer letter with the Company dated November 15, 2010 (the “Offer Letter”); and

•                  waiver of his obligation to repay a sign-on bonus of RMB 340,800 that he received pursuant to the Offer Letter.

Resignation of Mr. Blackmore

On September 7, 2010, Mr. Blackmore resigned from his position as our President and Chief Executive Officer and as a member of our Board of Directors.  For purposes of the Change of Control/Involuntary Termination Severance Agreement between Mr. Blackmore and the Company, the parties agreed that his resignation was a termination of employment for “good reason.”

Pursuant to this agreement and subject to certain conditions, the Company provided Mr. Blackmore with the following severance payments and benefits:

•                  twelve months of base salary at the rate as in effect as of the date of such termination of employment, less applicable tax withholding;

•                  one hundred percent of his full target annual cash incentive award for 2010;

•                  full and accelerated vesting of all outstanding equity awards held by him as of the date of such termination of employment;

•                  continued exercisability of such equity awards until the earliest of (i) 12 months from the date of such termination of employment, (ii) the latest date the equity award could have expired by its original terms under any circumstances, (iii) the 10th anniversary of the original date of grant of the equity award, or (iv) the date provided for under the equity plan under which the award was granted;

•                  full and complete vesting of all outstanding restricted cash awards; and

•                  an amount equal to 12 months of health insurance premiums for continuation coverage under COBRA at the same level of health (i.e., medical, vision and dental) coverage and benefits as in effect for him on the day immediately preceding the date of his termination of employment.

Other Compensation Policies

Equity Grant Policy

Under our Equity Award Grant Policy and Procedures, as adopted by the Compensation Committee, equity awards for our executive officers are considered and approved as follows:

•                  all equity awards for our executive officers are to be approved by the Compensation Committee;

•                  the Compensation Committee will use its best efforts to approve equity awards at a duly-called meeting, and awards will be made by unanimous written consent only if meetings are unable to be held;

•                  the date of grant of any equity award will be the last trading day in the month in which the Compensation Committee approves the award; and

•                  for purposes of equity awards that are to be granted at the fair market value of the Company’s common stock, “fair market value” will be the closing sales price per share of the Company’s common stock on the date of grant.

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

Burn Rate Policy

Our Board of Directors adopted a burn rate policy committing us to limit the number of shares of the Company’s common stock that we used for equity compensation during fiscal years 2008, 2009 and 2010.  For this three-year period, the policy limited the number of shares that we granted subject to equity awards to an average of 4.80% of our outstanding common stock.  Thus, while we may have exceeded the 4.80% burn rate in a given year, the policy required that our three-year average not exceed 4.80%. Awards that are settled in cash, awards issued under the Company’s employee stock purchase plan, awards assumed in acquisitions, and any awards granted in connection with our stock option exchange program are excluded from this burn rate calculation.  For purposes of this calculation, each share subject to a full value award (such as a restricted stock unit, performance share, performance unit, and any other award that does not have an exercise price per share equal to the per share fair market value of the Company’s common stock on the grant date) is counted as 1.5 shares.  For this three-year period our burn rate was 4.32%.

Stock Ownership Guidelines

We maintain stock ownership guidelines for certain of our executive officers and our non-employee directors.  Each executive officer and non-employee director is expected to acquire and hold the number of shares of the Company’s common stock specified below before the later of (i) January 1, 2010 or (ii) four years after the date of an executive officer’s appointment to such position or a non-employee director’s appointment to our Board of Directors.

Position	Minimum Share Ownership Requirement
President and Chief Executive Officer	50,000
Executive Vice Presidents	25,000
Senior Vice Presidents/Division Presidents	10,000
Non-Employee Directors	10,000

We review compliance with these guidelines annually.  Failure to comply with the guidelines may result in a reduction in future long-term incentive awards and/or payment of future annual and/or long-term incentive payouts made in the form of shares of the Company’s common stock.  The Nominating and Corporate Governance Committee has the discretion to waive the guidelines if compliance would create severe personal hardship for an executive officer or non-employee director or prevent an executive officer or non-employee director from complying with a court order.  The Nominating and Governance Committee expects that such instances will be rare.

Derivatives Trading Prohibition

Pursuant to the Company’s insider trading policy, members of our Board of Directors, executive officers, employees, consultants, and other persons associated with the Company are prohibited from trading in any interest or position relating to the future price of the Company’s securities, such as a put, call, or short sale or using the Company’s common stock as collateral for a margin loan.

Tax and Accounting Considerations

Compensation Deduction Limit

Section 162(m) of the Internal Revenue Code limits the ability of public companies to deduct compensation paid to certain senior executive officers in excess of $1 million per year, but excludes from this limitation certain types of compensation, including “performance based compensation,” provided that certain requirements are met.  The Compensation Committee takes compliance with Section 162(m) into account when making compensation decisions and retains the discretion to pay compensation that is not fully deductible.  While stock options granted under the Company’s 1997 Stock Plan did not meet the requirements of Section 162(m), equity awards granted under our 2006 Plan, which was approved by our stockholders, are able to meet the requirements of the “performance based compensation” exception of Section 162(m).

Accounting for Stock-Based Compensation

We follow Financial Accounting Standards Board Accounting Standards Codification Topic No. 718 (“ASC Topic 718”) for our stock-based compensation awards.  ASC Topic 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions.  This calculation is performed for accounting purposes and reported in the compensation tables below, even though recipients may never realize this amount from their awards.  ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based awards in their statements of operations over the requisite service period that an employee is required to render service in exchange for the award.

Summary Compensation Table

The following table presents information concerning the total compensation of the individuals who served as the Company’s Named Executive Officers during 2010. No disclosure is provided for 2009 and 2008 for those persons who were not Named Executive Officers in 2009 and/or 2008.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)(1)		Stock Awards ($)(2)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Peter Blackmore*, Former CEO	2010	512,051		—		—		—		2,421,558	(3)	2,933,609
	2009	676,667		529,600		245,133	(4)	—	529,600	5,802	(6)	1,986,802
	2008	800,000		—		1,461,390	(5)	—	—	802	(7)	2,262,192
Edmond Cheng, CFO	2010	245,417		229,912	(15)	618,000		—		181,505	(8)	656,834
Jack Lu, CEO	2010	360,907	(9)	150,038	(9)	837,000		—		766	(10)	511,711
Kenneth Luk**, Former CFO	2010	137,615	(11)	—		—	(16)	—		147,041	(12)	284,656
	2009	14,763	(13)	49,911	(13)	657,000		—	—	18,302	(14)	739,976

*	Peter Blackmore left his position as Chief Executive Officer on September 7, 2010.

**	Kenneth Luk left his position as Chief Financial Officer on May 11, 2010.

(1)	The amounts reported in this column represent the dollar value of bonuses earned by the Named Executive Officers during the covered fiscal year, regardless of when such bonuses were actually paid.
(2)

The amounts reported in this column represent the aggregate value of the stock awards granted to the Named Executive Officers during 2010, 2009 and 2008, based upon their grant date fair value, as determined in accordance with the share-based payment accounting guidance under ASC Topic 718.

(3)

The amount reported consists of a premium payment of $546 for disability insurance, a special bonus of $800,000 in connection with the BEIID Transaction and $1,621,012 as a severance payment. Please see the section titled “Employment Contracts and Severance Agreements with Named Executive Officers” included in this Form 10-K/A.

(4)

The amount reported includes the grant date fair value of $131,645 for performance-based RSU awards. The value of the maximum potential payout for such performance-based RSU awards was $226,974 and the value of the awards granted was $226,974.

(5)

The amount reported includes the grant date fair value of $407,490 for performance-based RSU awards. The value of the maximum potential payout for such performance-based RSU awards was $479,400 and the value of the awards granted was $479,400.

(6)	The amount reported consists of a premium payment of $802 for disability insurance and $5,000 for financial planning.
(7)	The amount reported consists of a premium payment of $802 for disability insurance.
(8)

The amount reported consists of a premium payment of $485 for disability insurance, $32,000 for housing allowance, $15,000 for dependent education benefit, $79,012 for education assistance benefit, $37,201 for home visit, $15,000 for relocation benefit, $2,320 for tax assistance benefit, and $487 for meal allowance.

(9)

The salary and bonus were paid in RMB and are converted into US dollars in this table for presentation purposes, using the middle rate of 6.5891 RMB yuan per US dollar as of January 31, 2011 as published by the Bank of China.

(10)	The amount reported consists of $637 for meal allowance and a premium payment of $129 for commercial insurance.
(11)

From January 2010 to March 2010, Mr. Luk’s salary was paid in RMB and is converted into US dollars in this table for presentation purposes, using the middle rate of 6.5891 RMB yuan per US dollar as of January 31, 2011 as published by the Bank of China. From April 2010 until his termination in May 2010, Mr. Luk’s salary was paid in Hong Kong dollars and is converted into US dollars in this table for presentation purposes only, using the rate of 7.7931 Hong Kong dollars per US dollar as of the end of day on January 31, 2011 as published by the Hong Kong Monetary Authority.

(12)

The amount reported consists of a premium payment of $303 for disability insurance, $15,472 for housing rental fee which was equal to the amount of the housing allowance according to the employment contract with Mr. Luk, $602 for home visit, $2,050 for tax assistance benefit, $110 for meal allowance and $128,504 as a severance payment consisting of $91,500 and the pro-rated amount of his salary for the period between May 11, 2010 and June 17, 2010. Mr. Luk’s pro-rated salary was paid in Hong Kong dollars and is converted into US dollars in this table for presentation purposes only, using the rate of 7.7931 Hong Kong dollars per US dollar as of the end of the day on January 31, 2011 as published by the Hong Kong Monetary Authority. Please see the section titled “Employment Contracts and Severance Agreements with Named Executive Officers” included in this Form 10-K/A.

(13)

The amount reported represents a signing bonus of approximately $49,911 paid in connection with Mr. Luk’s initial employment. The salary and bonus were paid in RMB and are converted into US dollars in this table for presentation purposes only, using the middle rate of 6.8282 RMB yuan per US dollar as of the end of day on December 31, 2009 as published by the Bank of China.

(14)

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

(15)	The amount reported consists of a signing bonus of $50,000, a special bonus of $7,916 and a 2010 performance bonus of $171,996.
(16)	The amount reported does not include the vesting date fair value of $106,000 for 50,000 RSAs whose vesting accelerated in connection with Mr. Luk’s termination of employment.

From time to time, we enter into offer letters and other agreements with our executive officers. For a description of the material terms of such agreements, please see the section titled “Employment Contracts and Severance Agreements with Named Executive Officers” in the “Potential Payments Upon Termination or Change-in-Control” section included in this Form 10-K/A. For a description of material modifications made to certain of the Named Executive Officers’ outstanding equity awards, please see the section titled “Modifications to Outstanding Equity Awards” included in this Form 10-K/A.

Grants of Plan-Based Awards in Fiscal Year 2010

The following table presents information concerning grants of plan-based awards to each of the Named Executive Officers during the fiscal year ended December 31, 2010.

GRANTS OF PLAN-BASED AWARDS IN 2010

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of		All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Approval Date	Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)		Underlying Options (#)	Awards ($/Sh)	Awards ($)(4)
Peter Blackmore*	—	—	—	800,000	(5)	—	—	—	—	—		—	—	—
Edmond Cheng	5/31/2010	5/12/2010	—	171,996	(6)	—	—	—	—	200,000	(1)	—	—	412,000
										100,000	(2)			206,000
Jack Lu	3/31/2010	3/3/2010	—	319,753	(7)	—	—	—	—	300,000	(3)	—	—	837,000
Kenneth Luk**	—	—	—	160,398	(8)	—	—	—	—	—		—	—	—

*                 Mr. Blackmore’s employment terminated on September 7, 2010.

**          Mr. Luk’s employment terminated on May 11, 2010.

(1)          Represents RSAs granted under the 2006 Plan which vest as follows: 25% to vest on 5/31/2011, 25% annually thereafter.

(2)   Represents RSUs granted under the 2006 Plan which vest as follows: 25% to vest on 5/31/2011, 25% annually thereafter.

(3)          Represents RSAs granted under the 2006 Plan which vests as follows: 25% to vest on 3/31/2011, 25% annually thereafter.

(4)          The amounts reported in this column represent the aggregate value of the stock options and RSU awards granted to the Named Executive Officers during 2010, based upon their grant date fair value, as determined in accordance with the share-based payment accounting guidance under ASC Topic 718.

(5)   The amount reported represents the target award for Mr. Blackmore, which is 100% of his annual base salary. Mr. Blackmore left the Company before 2010 year-end.

(6)   The amount reported represents the target award for Mr. Cheng, which is 70% of his annual base salary, pro-rated.

(7)   The amount reported represents the target award for Mr. Lu, which is 88% of his annual base salary based on a target bonus of 80% of Mr. Lu’s base salary when he served as the Company’s Senior Vice President and Chief Operating Officer from March 1, 2010 to September 7, 2010 and 100% of Mr. Lu’s base salary for his service as the Company’s Chief Executive Officer from September 8, 2010 to December 31, 2010. The target award would be paid in RMB and is converted into US dollars in this table for presentation purposes only, using the rate of 6.5891 RMB yuan per US dollar as of January 31, 2011 as published by the Bank of China.

(8)   The amount reported represents the target award for Mr. Luk, which is 50% of his annual base salary. The target award would have been paid in Hong Kong dollars and is converted into US dollars in this table for presentation purposes only, using the rate of 7.7931 Hong Kong dollars per US dollar as of the end of day on January 31, 2011 as published by the Hong Kong Monetary Authority. Mr. Luk left the Company before 2010 year-end.

Outstanding Equity Awards at Fiscal 2010 Year-End

The following table sets forth the outstanding equity awards for each Named Executive Officer as of December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2010

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1) ($)
Peter Blackmore	750,000	—	—	3.20	09/08/2011	—		—	—	—

Edmond Cheng	—	—	—	—	—	200,000	(2)	412,000	—	—
	—	—	—	—	—	100,000	(3)	206,000	—	—

Jack Lu	—	—	—	—	—	300,000	(4)	618,000	—	—

Kenneth Luk	—	—	—	—	—	—		—	—	—

(1)          Value is based on the closing market price of our Common Stock of $2.06 on December 31, 2010, the last trading date of fiscal year 2010, as reported on the NASDAQ Stock Market.

(2)          Represents unvested portion of restricted stock award granted on May 31, 2010 in conjunction with the commencement of Mr. Cheng’s employment with the company that vests 25% on each of May 31, 2011, May 31, 2012, May 31, 2013 and May 31, 2014.

(3)          Represents unvested portion of restricted stock units granted on May 31, 2010 and vests 25% on each of May 31, 2011, May 31, 2012, May 31, 2013 and May 31, 2014.

(4)          Represents unvested portion of restricted stock award granted on March 31, 2010 in conjunction with the commencement of Mr. Lu’s employment with the company that vests 25% on each of March 31, 2011, March 31, 2012, March 31, 2013 and March 31, 2014.

Option Exercises and Stock Vested in Fiscal Year 2010

The following table presents all stock options exercised and value realized upon exercise, and all stock awards vested and value realized upon vesting, by the Named Executive Officers during the fiscal year ended December 31, 2010.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2010

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($) (1)
Peter Blackmore	—	—	811,989	(2)	1,704,847	(3)
Edmond Cheng	—	—	—		—
Jack Lu	—	—	—		—
Kenneth Luk	—	—	50,000		106,000

(1)   The amount reported is the market price (closing price) of the Company’s Common Stock on the vesting date less the original purchase price, multiplied by the number of shares of stock vested.

(2)   The amount reported does not include 281,019 shares vested on March 9, 2011 as a result of Mr. Blackmore’s involuntary termination of employment pursuant to the Executive Involuntary Termination/Change in Control Agreement and execution of a full and final release of claims against us.

(3)   The amount reported does not include $604,191 value realized from shares accelerated on March 9, 2011 as a result of Mr. Blackmore’s involuntary termination of employment pursuant to the Executive Involuntary Termination/Change in Control Agreement and execution of a full and final release of claims against us.

Modifications to Outstanding Equity Awards

In connection with our voluntary review of our historical equity award grant practices, each of our independent directors at such time, including continuing director Toy, elected to amend any of his previously granted stock options that may in the future be determined to be discounted stock options under Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”), by executing a Stock Option Amendment Election Form in December 2006. In the event any such previously granted stock option is determined to be a discounted stock option under Section 409A, the affected stock option agreement will be automatically amended to provide for an exercise price not less than the fair market value of the Common Stock subject to option on the effective date of grant.

Pension Benefits for Fiscal Year 2010

The Named Executive Officers did not receive any benefits from the Company under defined pension or defined contribution plans, other than our tax-qualified 401(k) Plan, which was terminated effective as of October 1, 2010, during the fiscal year ended December 31, 2010.

Nonqualified Deferred Compensation for Fiscal Year 2010

The Company does not have any non-qualified deferred compensation plans that allow the Named Executive Officers to defer their compensation.

Potential Payments Upon Termination or Change-in-Control

Employment Contracts and Severance Agreements with Named Executive Officers

Jack Lu.  We entered into an Involuntary Termination Severance Agreement with our current President and Chief Executive Officer, effective February 1, 2010 (the “Lu Severance Agreement”).

The Lu Severance Agreement provides that if Mr. Lu’s employment is terminated by the Company other than for “cause” (as defined in the Lu Severance Agreement and described below) or terminated by Mr. Lu for “good reason” (as defined in the Lu Severance Agreement and described below), then he would be entitled to the following severance benefits: (i) an amount equal to 70% of 12 months of base salary as in effect as of the date of such termination, less applicable withholdings, (ii) 100% of his full annual performance target bonus for the year in which the termination occurred, (iii) all equity awards, including without limitation stock option grants, restricted stock and stock purchase rights, granted to him by the Company shall become fully vested, or, as applicable, released from the Company’s repurchase right and exercisable as of the date of the termination to the extent such equity awards are outstanding and unexercisable or unreleased at the time of such termination, (iv) such equity awards will be exercisable until the earliest of (a) 12 months from his date of termination, (b) the latest date the equity award could have expired by its original terms under any circumstances, (c) the 10th anniversary of the original date of grant of the equity award, or (d) the date provided for under the equity plan under which the award was granted, (v) all Mr. Lu’ outstanding restricted cash awards will become fully vested, and (vi) an amount equal to 12 months of health insurance premiums at the same level of health (i.e., medical, vision and dental) coverage and benefits as in effect for Mr. Lu on the day immediately preceding the day of his termination of employment.

Severance benefits payable under the terms of the Lu Severance Agreement are payable in a lump sum within 30 days of the date of termination, subject to Mr. Lu’s executive of a waiver and release of all claims arising out of his termination of employment and a non-disparagement agreement.

The terms “cause” and “good reason” are each defined in the Lu Severance Agreement.

Termination of Mr. Lu for “cause” generally requires:

•                  any act of personal dishonesty taken in connection with his responsibilities as an employee which is intended to result in substantial personal enrichment;

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

A termination by Mr. Lu for “good reason” would generally require:

•                  a significant reduction in duties, position or responsibilities relative to his duties, position or responsibilities in effect immediately prior to such reduction, or the removal of him from such position, duties and responsibilities, unless he is provided with comparable duties, position and responsibilities; provided, however, that the sole occurrence of the Company being acquired and made part of a larger entity shall not constitute a “good reason”;

•                  a reduction of base salary as in effect immediately prior to such reduction;

•                  a material reduction in the kind or level of employee compensation or benefits immediately prior to such reduction with the result that the overall benefits package is significantly reduced;

•                  the relocation to a facility or a location where such relocation increases the travel distance to work by more than 30 miles from the commute prior to the relocation;

•                  any purported termination by the company which is not effected for cause or for which the grounds relied upon are not valid; or

•                  failure of the Company to obtain the assumption of the agreement by any successors to the Company.

Edmond Cheng.  We hired Mr. Edmond Cheng as our Senior Vice President and Chief Financial Officer effective May 10, 2010.  Mr. Cheng is entitled to severance benefits under our Amended and Restated Executive Involuntary Termination Severance Pay Plan (the “Executive Severance Plan”).

The Executive Severance Plan provides that if the Company (or any parent or subsidiary of the Company) terminates the employment of an employee covered by the Executive Severance Plan (a “Covered Employee”) for other than cause, death or disability, or a Covered Employee terminates his or her employment with the Company for good reason, the Covered Employee shall receive the following severance benefits: (i) a lump sum cash payment equal to 1 year of base pay plus 100% of the Covered Employee’s target bonus for the year of termination, (ii) an amount equal to 12 months of the premiums for continuation coverage under COBRA of each Covered Employee (and any eligible dependents) under the Company’s medical, dental and vision plans at the same level of coverage in effect on the date of termination, (iii) the Covered Employee shall fully vest in and, if applicable, have the right to exercise, all of his or her outstanding and unvested equity compensation awards, and (iv) all such equity awards (including awards that vest as a result of the Executive Severance Plan) shall be exercisable until the earliest of (a) 12 months from the Covered Employee’s date of termination, (b) the latest date the equity award could have expired by its original terms under any circumstances, (c) the 10th anniversary of the original date of grant of the equity award, or (d) the date provided for under the equity plan under which the award was granted. The terms “cause” and “good reason” are defined in the Executive Severance Plan and are substantially similar to the definitions of cause and good reason set forth in Mr. Lu’s agreement and summarized above.

Severance benefits payable under the terms of the Executive Severance Plan are payable in a lump sum within 30 days of the date of termination; subject to a 6-month delay if required by Section 409A. As a condition to receiving severance benefits as described above, a Covered Employee is required to sign a waiver and release of all claims arising out of his termination of employment and a non-disparagement agreement. The benefits provided under the Executive Severance Plan are in lieu of any other severance or retention plan benefits available to the Covered Employee and shall be reduced by any severance paid to a Covered Employee under any other plan or arrangement.

Peter Blackmore.   We entered into a Change of Control/Involuntary Termination Severance Agreement with Peter Blackmore, effective July 2, 2007 (the “Blackmore Severance Agreement”) which was subsequently amended and restated on January 30, 2008 to bring the agreement into compliance with Section 409A. It was amended again on December 17, 2008 for Section 409A compliance. The Blackmore Severance Agreement had a term of 3 years from January 30, 2008.

The Blackmore Severance Agreement provided that if Mr. Blackmore’s employment was terminated by the Company without cause or terminated by Mr. Blackmore for good reason at any time within 18 months after a change of control, he would have been entitled to the following severance benefits: (i) 24 months of base salary as in effect as of the date of such termination, less applicable withholding, (ii) 200% of his full annual performance target bonus and a monthly prorated amount of his full annual performance bonus for the year in which the termination occurs, (iii) all equity awards, including without limitation stock option grants, restricted stock and stock purchase rights, granted to him by the Company prior to the change of control would have become fully vested, or, as applicable, released from the Company’s repurchase right and exercisable as of the date of the termination to the extent such equity awards are outstanding and unexercisable or unreleased at the time of such termination, (iv) such equity awards would have been exercisable until the earliest of (a) 12 months from his date of termination, (b) the latest date the equity award could have expired by its original terms under any circumstances, (c) 10th anniversary of the original date of grant of the equity award, or (d) the date provided for under the equity plan under which the award was granted, (v) all Mr. Blackmore’s outstanding restricted cash awards would have become fully vested, and (vi) an amount equal to 12 months of health insurance premiums for continuation coverage COBRA at the same level of health (i.e., medical, vision and dental) coverage and benefits as in effect for Mr. Blackmore on the day immediately preceding the day of his termination of employment.

In addition, the Blackmore Severance Agreement provided that if Mr. Blackmore’s employment was terminated by the Company without cause or terminated by Mr. Blackmore for good reason during the term of the Blackmore Severance Agreement apart from a change of control, he would be entitled to the following severance benefits: (i) 12 months of base salary as in effect as of the date of such termination, less applicable withholding, (ii) 100% of his full annual performance target bonus for the year in which the termination occurred, (iii) all equity awards, including without limitation stock option grants, restricted stock and stock purchase rights, granted to him by the Company shall become fully vested, or, as applicable, released from the Company’s repurchase right and exercisable as of the date of the termination to the extent such equity awards are outstanding and unexercisable or unreleased at the time of such termination, (iv) such equity awards would be exercisable until the earliest of (a) 12 months from his date of termination, (b) the latest date the equity award could have expired by its original terms under any circumstances, (c) the 10th anniversary of the original date of grant of the equity award, or (d) the date provided for under the equity plan under which the award was granted, (v) all Mr. Blackmore’s outstanding restricted cash awards would become fully vested, and (vi) an amount equal to 12 months of health insurance premiums for continuation coverage under COBRA at the same level of health (i.e., medical, vision and dental) coverage and benefits as in effect for Mr. Blackmore on the day immediately preceding the day of his termination of employment.

The terms “cause” and “good reason” are defined in the Blackmore Severance Agreement and are substantially similar to the definitions of cause and good reason set forth in Mr. Lu’s agreement and summarized above.

Severance benefits payable under the terms of the Blackmore Severance Agreement were payable in a lump sum within 30 days of the date of termination; subject to a 6-month delay if required by Section 409A. As a condition to receiving severance benefits as described above, Mr. Blackmore was required to sign a waiver and release of all claims arising out of his termination of employment and a non-disparagement agreement.

Mr. Blackmore left his position as Chief Executive Officer and President and resigned from the Board on September 7, 2010.  The Company and Mr. Blackmore agreed that Mr. Blackmore’s departure was a resignation for “good reason” under the Blackmore Severance Agreement.  Pursuant to the Blackmore Severance Agreement and subject to certain conditions, the Company agreed to pay him $1,621,012, including one year of base pay, 100% of his annual performance target bonus, full vesting of any restricted cash rewards (if any), and up to 12 months of COBRA premium coverage.  Additionally, all equity awards, including without limitation stock options, restricted stock and stock purchase rights, granted to him by the Company became fully vested, or, as applicable, released from the Company’s repurchase right, and exercisable as of September 7, 2010.  Also, Mr. Blackmore’s equity awards became exercisable until the earliest of (a) 12 months from the date of termination, (b) the latest date the equity award could have expired by its original terms under any circumstances, (c) the 10th anniversary of the original grant date of the equity award, or (d) the date provided for under the equity plan under which the award was granted.

Kenneth Luk.   We hired Mr. Kenneth Luk as our Senior Vice President and Chief Financial Officer pursuant to an offer letter agreement dated November 15, 2009.  Mr. Luk was entitled to severance benefits as a Covered Employee under our Executive Severance Plan as described above.

Mr. Luk left his position as Senior Vice President and Chief Financial Officer of the Company effective May 11, 2010. Pursuant to a separation letter dated May 3, 2010 (the “Luk Separation Letter”), Mr. Luk acknowledged that his voluntary resignation was neither a termination without cause not a resignation for good reason under the Executive Severance Plan.  In consideration for the execution of a release of claims, the Compensation Committee approved a package to Mr. Luk that included: payment of $91,500 plus the pro-rated amount of his salary for the period between May 11, 2010 and June 17, 2010, less certain withholdings and the vesting of 50,000 shares of restricted stock owned by Mr. Luk.  Additionally, the Company waived the repayment of a sign-on bonus of RMB 340,800 paid to Mr. Luk pursuant to his offer letter.

Change of Control Provisions in the Company’s Equity Compensation Plans

The 1997 Stock Plan.   Our 1997 Stock Plan (the “1997 Plan”) provides that, in the event of our proposed dissolution or liquidation, the Board must notify each participant under the 1997 Plan as soon as practicable prior to the effective date of such proposed dissolution or liquidation. The Board has the discretion to allow the participant to exercise his or her option or stock purchase right until 15 days prior to the effective date of such dissolution or liquidation. In the event of our merger with or into another corporation, or the sale of substantially all of our assets, each outstanding option or stock purchase right under the 1997 Plan will be assumed or substituted by the successor corporation. In case the successor corporation refuses to assume or substitute the outstanding option or stock purchase right, such outstanding option or stock purchase right will become fully exercisable for a period of 15 days from the date the participant is notified of such refusal by the Board.

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

The 2006 Equity Incentive Plan.   Our 2006 Equity Incentive Plan (the “2006 Plan”) provides that in the event a participant in the 2006 Plan terminates service with us and our affiliates, any options which have become exercisable prior to the time of termination will remain exercisable for three months from the date of termination, unless a shorter or longer period of time is determined by the 2006 Plan administrator. If termination was caused by death or disability, any options which have become exercisable prior to the time of termination will remain exercisable for 12 months from the date of termination, unless a shorter or longer period of time is determined by the 2006 Plan administrator. In no event may a participant exercise the option after the expiration date of the option.

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

Estimated Post-Employment Payments and Benefits

Assuming the termination of employment of the Named Executive Officers took place on December 31, 2010, and based upon the price per share of our Common Stock of $2.06, the closing market price as of December 31, 2010, the estimated payments and benefits that each of the Named Executive Officers would be eligible to receive under various circumstances are set forth in the following charts. Please see the section above entitled “Employment Contracts and Severance Agreements with Named Executive Officers” under “Potential Post-Employment Payments upon Termination and Change of Control” contained in this Form 10-K/A for detailed descriptions of the agreements with each of the Named Executive Officers that govern post-employment payments and benefits. No payments are due in the event of voluntary termination of employment without good reason or termination of employment for cause.

Jack Lu

	Involuntary Without Cause/ Good Reason Termination		Termination upon/following Change of Control		Disability(1)	Death(2)
Base Salary	$465,282	(3)	$465,282	(3)	$30,353	$30,353
Bonus	$319,753	(4)	$319,753	(4)	$—	$—
Accelerated Shares Underlying Outstanding Options (5)	$—		$—		$—	$—
Accelerated Stock Awards (5)	$617,625		$617,625		$—	$—
Health Care	$2,335		$2,335		$2,335	$—
TOTAL:	$1,404,995		$1,404,995		$32,688	$30,353

(1)          We provide all active full-time employees in China with commercial insurance coverage. In the case of disability, employees will receive up to a maximum benefit of $30,353.

(2)          We provide all active full-time employees in China with commercial insurance coverage which provides for payment up to a maximum benefit of $30,353 in the event of death.

(3)          Represents a payment of 70% of annual base salary of an amount of $325,697 for termination as a result of “good reason” and 30% of annual base salary of an amount of $139,585 as consideration for execution of a non-competition agreement upon termination.

(4)          Represents target bonus of 88% of base salary based upon a target bonus of 80% of Mr. Lu’s base salary when he served as the Company’s Senior Vice President and Chief Operating Officer from March 1, 2010 to September 7, 2010 and 100% of Mr. Lu’s base salary for his service as the Company’s Chief Executive Officer from September 8, 2010 to December 31, 2010.

(6)          Amounts represent the value of unvested stock options and award grants as of December 31, 2010 for which the vesting would have been accelerated. The value of accelerated options is measured as the difference between the fair market value using the closing market price of the Company’s Common Stock as of December 31, 2010, the last trading day of fiscal year 2010, of $2.06 and the per share exercise price for the options, multiplied by the number of all stock options that were unvested as of December 31, 2010. For restricted stock awards, it is measured as the fair market value of the stock ($2.06), less the par value cost basis, multiplied by the number of shares of restricted stock that were unvested as of December 31, 2010.

Edmond Cheng

	Involuntary Without Cause/ Good Reason Termination		Termination upon/following Change of Control		Disability(1)	Death(2)
Base Salary	$380,000		$380,000		$156,000	$500,000
Bonus	$171,996	(3)	$171,996	(3)	$—	$—
Accelerated Shares Underlying Outstanding Options (4)	$—		$—		$—	$—
Accelerated Stock Awards (4)	$617,625		$617,625		$—	$—
Health Care	$18,755		$18,755		$18,755	$—
TOTAL:	$1,188,376		$1,188,376		$174,755	$500,000

(1)          Under the international life and accidental death and dismemberment policy, we provide all active full-time employees with short and long-term disability insurance coverage. In the case of short-term disability, employees will receive 60% of monthly earnings up to a maximum weekly benefit of $3,000 for up to 12 weeks. Any disability beyond 12 weeks will be covered by the long-term disability coverage which provides employees with 60% of monthly earnings up to a maximum monthly benefit of $13,000. The amount represents payments for 12 months of disability under the long-term disability policy; however, in the event an employee continues to meet the definition of “disability” under the long-term disability policy, long-term disability benefits may continue until an employee’s Social Security Normal Retirement Age, as defined in the long-term disability policy.

(2)          Under the international life and accidental death and dismemberment policy, we provide all active full-time employees with basic life and accidental death insurance coverage which provides for payment of two times annual earnings to a maximum benefit of $500,000 in the event of death.

(3)          Represents target bonus of 70% of base salary, pro-rated.

(4)          Amounts represent the value of unvested stock options and award grants as of December 31, 2010 for which the vesting would have been accelerated. The value of accelerated options is measured as the difference between the fair market value using the closing market price of the Company’s Common Stock as of December 31, 2010, the last trading day of fiscal year 2010, of $2.06 and the per share exercise price for the options, multiplied by the number of all stock options that were unvested as of December 31, 2010. For restricted stock awards, it is measured as the fair market value of the stock ($2.06), less the par value cost basis, multiplied by the number of shares of restricted stock that were unvested as of December 31, 2010.

Peter Blackmore

Peter Blackmore left his position with the Company effective as of September 7, 2010.  Please see the section above titled “Employment Contracts and Severance Agreements with Named Executive Officers” for information regarding payments made to or to be made to Mr. Blackmore upon and in connection with his termination.

Kenneth Luk

Kenneth Luk left his position with the Company effective as of May 11, 2010. Please see the section above titled “Employment Contracts and Severance Agreements with Named Executive Officers” for information regarding payments made to or to be made to Mr. Luk upon and in connection with his termination.

Director Compensation

Directors who are our employees receive no additional compensation for serving on the Board of Directors. In 2010, our non-employee directors received both cash and equity compensation as described below. In addition, we reimburse all directors for travel and other related expenses incurred in connection with our business, including attending stockholder meetings and meetings of the Board or any Board committee.

The following table sets forth information concerning compensation paid or accrued for services rendered to us in all capacities by our non-employee directors for the year ended December 31, 2010.

Cash Compensation

Approximately one-third of the compensation paid to our non-employee directors is comprised of cash. During 2010, the non-employee directors’ cash compensation was comprised of the following elements:

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

Equity Compensation

Approximately two-thirds of the compensation paid to our non-employee directors is comprised of equity: one-third of the aggregate value in stock options, and one-third of the aggregate value in restricted stock. The number of options and shares of restricted stock granted to each non-employee director during fiscal year 2010 is set forth below:

Name	Stock Options Granted (#)	Restricted Stock Granted (#)
Baichuan Du	80,000	—
Xiaoping Li	—	—
Hong Liang Lu	46,082	23,041
William Wong	80,000	—
Thomas J. Toy	288,479	144,239
Linzhen Xie	—	—
Bruce Ryan	60,829	30,414

Each stock option has an exercise price of $2.17 per share, equal to the closing price of the Company’s Common Stock on the NASDAQ Stock Market on September 30, 2010, the date of grant. Except for the options granted to Mr. Du and Mr. Wong as newly-elected directors, the options and restricted stock vest in equal, monthly installments over a 12-month period beginning on September 30, 2010. The grants were made pursuant to the 2006 Equity Incentive Plan (“2006 Plan”) and are subject to the standard terms and conditions of the forms of restricted stock award and stock option agreements previously approved for use with the 2006 Plan and filed with the SEC.

Each newly-elected or appointed non-employee director is eligible to receive an option award under the 2006 Plan to purchase 80,000 shares of Common Stock which would vest in equal installments of 25% per year on each of the four anniversaries of the date of grant. Any such grant would be made in accordance with the Company’s Equity Award Grant Policy and Procedures more fully described in the Compensation Discussion and Analysis of this Form 10-K/A.

For further discussion with respect to change of control arrangements applicable to outstanding equity awards, please see the section titled “Change of Control Provisions in the Company’s Equity Compensation Plans” under “Potential Payments upon Termination or Change-in Control” contained in this Form 10-K/A.

The following table further summarizes compensation paid to the non-employee directors during 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Baichuan Du	17,315	—	106,296	123,611
Xiaoping Li	—	—	—	—
Hong Liang Lu	50,000	49,999	59,816	159,815
William Wong	17,000	—	106,296	123,296
Thomas J. Toy	313,946	313,001	374,446	1,001,393
Linzhen Xie	2,582	—	—	2,582
Allen Lenzmeier(3)	46,875	—	—	46,875
Jeff Clarke(4)	46,375	—	—	46,375
Bruce Ryan(5)	64,972	56,999	78,858	200,829

(1)                    This column includes the value of stock awarded to directors in 2010 based upon its grant date fair value, as determined in accordance with the share-based payment accounting guidance under ASC Topic 718.

(2)                    This column includes the value of options awarded to directors in 2010 based upon its grant date fair value, as determined in accordance with the share-based payment accounting guidance under ASC Topic 718. A discussion of the valuation assumptions used for purposes of calculating the fair value of an option is included under Note 12 to our 2010 Consolidated Financial Statements that are part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(3)                    Mr. Lenzmeier resigned as of September 7, 2010.

(4)                    Mr. Clarke resigned as of September 7, 2010.

(5)                    Mr. Ryan’s term as a director expired as of December 13, 2010.

Indemnification Agreements

All of our directors are currently party to indemnification agreements with the Company. The form of indemnification agreement is filed as Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Compensation Committee Interlocks and Insider Participation

During 2010, Xiaoping Li, Baichuan Du, Thomas J. Toy and Bruce Ryan, whose term on the Board and Compensation Committee expired as of December 13, 2010, served on the Compensation Committee. All members of the Compensation Committee during 2010 were independent directors in accordance with the applicable independence requirements of the NASDAQ Listing Rules, and none were employees or officers or former employees or officers of the Company. During 2010, no executive officer of the Company served on the compensation committee (or equivalent) or board of directors of another entity whose executive officer(s) served on the Company’s Compensation Committee or Board.

Compensation Committee Report

The following is the report of the Compensation Committee. The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act, except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates the information by reference in any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The Compensation Committee of the Board of UTStarcom, Inc. was established on January 31, 1997 and is currently comprised of three members: Xiaoping Li, Baichuan Du and Thomas J. Toy.  Mr. Toy, the Chairman of the Compensation Committee, served on the Committee throughout 2010.

During 2010, the Compensation Committee was comprised solely of non-employee directors who were each: (i) independent as defined under the applicable NASDAQ rules, (ii) a non-employee director for purposes of Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and (iii) an “outside director” for purposes of Section 162(m) of the Internal Revenue Code. During 2011, the Committee will continue to be comprised of directors who meet these same standards.

The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this Form 10-K/A with management, including UTStarcom’s Chairman of the Board, Chief Executive Officer and Chief Financial Officer. Based on this review and discussion, the Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” section be included in this Form 10-K/A.

The Compensation Committee

Thomas J. Toy, Chairman
Xiaoping Li
Baichuan Du

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2010, with respect to compensation plans under which the Company’s equity securities are authorized to be issued:

Plan Category(1)	Number of securities to be issued upon exercise/ vesting of outstanding options and restricted stock units		Weighted- average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	5,046,953	(2)	$4.88	(3)	14,584,434	(4)
Equity compensation plans not approved by security holders	26,250	(5)	$28.55		—	(6)
Total	5,073,203		$5.03	(3)	13,584,434

(1)          See Note 12 to the Consolidated Financial Statements for a description of the Company’s equity compensation plans.

(2)          Includes shares of common stock to be issued upon exercise of options granted under our 2006 Equity Incentive Plan (the “2006 Plan”), our 1997 Stock Plan, and our 2001 Director Option Plan and 914,157 shares of our common stock issuable pursuant to restricted stock units under our 2006 Plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of our common stock as of March 31, 2011 by (i) each person who is known to us to own beneficially more than 5% of our common stock, (ii) each current director of UTStarcom, (iii) each current executive officer, and (iv) all of our current directors and executive officers as a group.  Calculations are based on 156,070,445 shares of common stock issued and outstanding as of March 31, 2011.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)	Percent of Total Outstanding(2)
Entities affiliated with Softbank Corp.(3)	14,651,630	9.4%
Entities affiliated with Shah Capital Management(4)	13,431,812	8.6%
E-Town International Holding (Hong Kong) Co. Limited(5)	11,363,636	7.3%
Hong Liang Lu(6)	2,602,204	1.7%
Jack Lu(7)	75,000	*
Edmond Cheng(8)	10,700	*

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)	Percent of Total Outstanding(2)
Baichuan Du	0	*
Xiaoping Li	0	*
Thomas J. Toy(9)	999,438	*
William Wong	0	*
Linzhen Xie	0	*
Peter Blackmore(10)	1,015,972	*
Kenneth Luk(11)	50,000	*
All current directors and executive officers as a group (8 persons)(12)	3,687,342	2.4%

*                           Less than 1%.

(1)                    Unless otherwise indicated, the address for all beneficial owners is c/o UTStarcom, Inc., 52-2 Building, BDA International Enterprise Avenue, No. 2 Jingyuan North Street, Daxing District, Beijing, P.R. China.

(2)                    Under the SEC’s proxy rules, a person who directly or indirectly has or shares voting power or investment power with respect to a security is considered a beneficial owner of the security.  Voting power is the power to vote or direct the voting of shares, and investment power is the power to dispose of or direct the disposition of shares.  The information on beneficial ownership in the table and the footnotes is based upon our records and the most recent Schedule 13D or 13G filed by each such person and information supplied to us by such person.  Unless otherwise indicated, each person has sole voting power and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares subject to options which are exercisable within 60 days of March 31, 2011 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person.

(3)                    Information based on Schedule 13G, Amendment No. 2, filed with the SEC on March 28, 2007 by Softbank Corp., Softbank America, Inc. and Softbank Holdings, Inc.  Includes 14,651,630 shares registered in the name of Softbank America Inc., a Delaware corporation.  Softbank America Inc. is a wholly owned subsidiary of Softbank Holdings Inc., a Delaware corporation.  Softbank Holdings Inc. is a wholly owned subsidiary of Softbank Corp., a Japanese corporation.  Softbank America Inc. has sole power to vote or direct the voting of the 14,651,630 shares and sole dispositive power over the 14,651,630 shares.  The business address for these entities is c/o Softbank Corp., Tokyo Shiodome Blvd., 1-9-1, Higashi-shimbashi, Minato-ku, Tokyo 105-7303 Japan.

(4)                    Information based on Schedule 13D, Amendment No. 2, filed with the SEC on December 8, 2009 by Shah Capital Management and the Current Report on Form 8-K filed with the SEC on September 13, 2010 by the Company.  Includes 8,004,957 shares beneficially and jointly owned by Shah Capital Management and 5,476,855 shares beneficially owned by Shah Capital Opportunity Fund LP.  Shah Capital Management has the sole power to vote or direct the voting of the 8,004,957 shares and sole dispositive power over the 8,004,957 shares.  The business address for Shah Capital Management and Shah Capital Opportunity Fund LP is 8601 Six Forks Road, Suite 630, Raleigh, NC 27615.

(5)                    Information based on Schedule 13D, Amendment No. 1, jointly filed with the SEC on October 1, 2010 by E-Town International Holding (Hong Kong) Co., Limited, or E-Town, and Beijing E-Town International Investment and Development Co., Ltd., or BEIID. As the parent company of E-Town, BEIID has the power to direct the vote and the disposition of the shares held by E-Town. The business address of BEIID and E-Town is c/o Beijing E-Town International Investment and Development Co., Ltd. 6F, Bldg 61, BDA International Enterprise Avenue, No. 2 JingYuan North Street, BDA, Beijing, P. R. China.

(6)                    Consists of 2,216,322 shares owned directly, 229,000 shares owned by The Lu Family Limited Partnership, of which Mr. Lu is a general partner, 80,775 shares registered in the name of Lu Charitable Remainder Trust, of which Mr. Lu is the trustee, 49,225 shares registered in the name of the Lu Family Trust of which Mr. Lu is a trustee and of which Mr. Lu and his spouse are beneficiaries, and 26,882 shares issuable upon exercise of options that are exercisable currently or within 60 days of March 31, 2011.

(7)                    Consists of 75,000 shares owned directly by Mr. Lu.

(8)                    Consists of 10,700 shares owned directly by Mr. Cheng.

(9)                    Consists of 310,145 shares owned directly and 689,293 shares issuable upon exercise of options that are exercisable currently or within 60 days of March 31, 2011.

(10)              Information based on Form 4 filed with the SEC on August 5, 2010 by Mr. Blackmore.

(11)              50,000 shares accelerated vesting in connection with Mr. Luk’s termination of employment.  Mr. Luk left his position as Chief Financial Officer on May 11, 2010.

(12)              Consists of 716,175 shares issuable upon exercise of options that are exercisable currently or within 60 days of March 31, 2011.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Related Person Transactions

Our Audit Committee is responsible for the review and approval or ratification of “related-person transactions” between us or our subsidiaries and related persons. Under SEC rules, a related person is a director, officer, nominee for director, or 5% stockholder of UTStarcom since the beginning of the last fiscal year, and his or her immediate family members. We have adopted written policies and procedures that apply to any transaction or series of related transactions in which our company or a subsidiary is a participant, the amount involved exceeds $120,000 and a related person has a direct or indirect material interest. Pursuant to our policy, the following transactions will not be deemed to be related person transactions that require Audit Committee approval:

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

•                  Transactions where all shareholders receive proportional benefits.  Any transaction where the related person’s interest arises solely from the ownership of a class of our equity securities and all holders of that class of our equity securities received the same benefit on a pro rata basis ( e.g., dividends).

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

Related Person Transactions

Since January 1, 2010, we were party to the following related party transactions under the relevant standards:

Yellowstone

On September 7, 2009, we entered into a consulting agreement with Yellowstone Investment Advisory Limited (“Yellowstone”). Mr. William Wong, one of our directors, is a managing director of Yellowstone. Pursuant to the consulting agreement, Yellowstone acted as a strategic consultant assisting with the relocation of our headquarters to China and introducing executive officer and director candidates to us.  We also agreed to reimburse Yellowstone’s reasonable expenses incurred in connection with the services. During 2010, we paid approximately $335,000 for consulting services provided by Yellowstone pursuant to the consulting agreement.  Our Audit Committee did not review and approve the consulting arrangement with Yellowstone because at the time the consulting agreement was entered into, Mr. Wong was not expected to become a director and therefore the transaction was not subject to review by the Audit Committee.  However, the consulting agreement and the relationship between the Company and Yellowstone were reviewed and approved by the Board. The consulting agreement was terminated as of February 2010.

On November 5, 2010, we entered into an engagement letter with Yellowstone pursuant to which Yellowstone acts as a strategic consultant to the Company and its subsidiaries, divisions or legal/organizational units to assist the Company in establishing or expanding strategic partnerships, joint ventures, acquisitions and the Company’s business in Asia consistent with the Company’s goals.  Under the terms of the engagement letter, we pay Yellowstone a monthly fee of US$20,000 and certain success fees upon the successful completion of a specific transaction as proposed by Yellowstone and approved by the Company generally based upon a varying percentage of the transaction deal size, with certain exceptions.  We also reimburse Yellowstone’s reasonable expenses incurred in connection with the services.  We paid approximately $960,000 during the first quarter of 2011 and approximately $220,000 during the last quarter of 2010 for consulting services including acquisition support services provided by Yellowstone pursuant to the engagement letter.  Our Audit Committee has reviewed and approved the engagement.

Softbank Corp.

Softbank Corp. is an affiliate of Softbank America, Inc., which holds approximately 9.4% of our common stock. During 2010, we recognized aggregate revenue of $46.3 million (includes $20.8 million in sales to NEC Networks & System Integration Corp., Japan Electronic Computer Co. Ltd., Nippon Telecom Sales KK and Oki Electric Industry Co., Ltd. for which Softbank Corp. was the ultimate customer) with respect to sales to affiliates of Softbank Corp., including (i) sales of telecommunications equipment to Softbank BB, (ii) sales of equipment and services to Softbank Telecom Co., Ltd, a wholly owned subsidiary of Softbank Corp. and (iii) sales of equipment to BB Cable, an affiliate of Softbank Corp. Our Audit Committee has reviewed and approved the transactions with Softbank Corp.

In addition, on October 21, 2010, we, through a wholly owned subsidiary, entered into an agreement with ZTE (H.K.) Limited (“ZTE”), a company incorporated in Hong Kong (the “ZTE Agreement”).   Pursuant to the ZTE Agreement, we formed a special purpose company incorporated in Hong Kong with ZTE (the “HK SPV”) for the purpose of making and holding an investment in a high speed mobile data communication service business affiliated with Softbank Corp. (the “Softbank Affiliate”).   We paid 176,000,000 Japanese yen (approximately US$2.17 million) for 35% of the equity of the HK SPV and agreed to provide a loan of 595,000,000 Japanese yen (approximately US$ 7.32 million) to the HK SPV.  ZTE paid 327,000,000 Japanese yen (approximately US$4.03 million) for 65% of the equity of the HK SPV and agreed to provide a loan of 1,105,000,000 Japanese yen (approximately US$13.60 million) to the HK SPV.  The US dollar equivalents are based on the exchange rate of 81.105 Japanese yen per U.S. dollar.  The HK SPV plans to use the paid-in capital and shareholder loans to invest in the Softbank Affiliate.  Our Audit Committee has reviewed and approved the transaction.

Director Independence

Of the Company’s incumbent directors, including the directors standing for reelection, Messrs. Xie, Toy, Du and Li  have been determined by the Board to be independent as set forth in Rule 5605(a)(2) of the NASDAQ Listing Rules, as currently in effect. In addition, the Board has also determined that Messrs. Xie, Toy and Li possess the attributes to be considered financially sophisticated for purposes of applicable NASDAQ Listing Rules and that Mr. Toy has the background to be considered an “audit committee financial expert” as defined by the rules and regulations of the SEC and required by the NASDAQ Listing Rules.

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

In making its independence determinations, the Board considered transactions between the Company and entities associated with the directors or members of their immediate family. All identified transactions that appear to relate to the Company and a person or entity with a known connection to a director are presented to the Board for consideration. In making its determination that a non-employee director is independent, the Board considered the transactions in the context of the NASDAQ standards, the standards established by the SEC for members of audit committees, and the SEC and Internal Revenue Service standards for compensation committee members.

The Board’s independence determinations included a review of the transactions between the Company and BEIID, of which Mr. Li is the executive deputy general manager, and also between the Company and the Management Committee of Beijing Economic and Technology Development Zone, an affiliate of BEIID (for the relocation of the Company’s headquarters to China). The Board determined that the transactions did not impair Mr. Li’s independence.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers Fees for the Fiscal Years Ended December 31, 2010 and 2009

The aggregate fees billed for professional accounting services by PricewaterhouseCoopers for the fiscal years ended December 31, 2010 and 2009 are as follows:

	Fiscal Year Ended December 31,
	2010	2009
Audit Fees (1)	$1,875,000	$4,665,000
Audit-Related Fees (2)	72,000	153,000
Tax Fees (3)	184,000	42,000
All Other Fees (4)	3,000	3,000
Total Fees	$2,134,000	$4,863,000

(1)          Audit fees are fees for professional services rendered for the integrated audit of UTStarcom’s consolidated financial statements and of its internal control over financial reporting, for review of the interim consolidated financial statements included in quarterly reports, and for services that are normally provided by PricewaterhouseCoopers in connection with statutory and regulatory filings or engagements.

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

The Audit Committee has determined that the provision to us by PricewaterhouseCoopers of non-audit services as listed above is compatible with PricewaterhouseCoopers maintaining its independence.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has direct responsibility for the appointment, retention, evaluation, compensation, oversight and termination of the independent registered public accounting firm employed by us. The Audit Committee has authorized Mr. Toy to pre-approve audit and non-audit services to be performed by our independent registered public accounting firm. Such preapproval by Mr. Toy is to be followed up for approval by the Audit Committee at its quarterly meetings. For the fiscal year 2010, there were no audit-related fees, tax fees, or any other non-audit fees that were approved by the Audit Committee pursuant to Regulation S-X Rule 2-01(c)(7)(i)(C).

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

UTSTARCOM, INC.

Date: April 19, 2011	By:	/s/ EDMOND CHENG
	Name:	Edmond Cheng
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name		Title	Date

/s/ JACK LU		Chief Executive Officer, President and	April 19, 2011
Jack Lu		Director (principal executive officer)

/s/ EDMOND CHENG		Senior Vice President, Chief Financial	April 19, 2011
Edmond Cheng		Officer (principal financial officer and principal
accounting officer)

*		Director	April 19, 2011
Hong Liang Lu

*		Chairman	April 19, 2011
Thomas J. Toy

*		Director	April 19, 2011
William Shiu Kau Wong

*		Director	April 19, 2011
Li Xiaoping

*		Director	April 19, 2011
Du Baichuan

*		Director	April 19, 2011
Xie Linzhen

* By:	/s/ EDMOND CHENG
Attorney-in-fact