Form 10-Q
period 2011-03-31
UTSTARCOM INC
filed 2011-05-09
CIK 1030471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

+86(10)8520-5588

(Registrant’s telephone number, including area code)

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

As of April 30, 2011 there were 156,129,775 shares of the registrant’s common stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2011	2010
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$306,833	$351,507
Short-term investments	3,530	546
Accounts receivable, net of allowances for doubtful accounts of $35,134 and $32,176, respectively	30,942	30,051
Inventories	50,900	48,404
Deferred costs	119,541	111,179
Prepaids and other current assets	37,835	46,943
Short-term restricted cash	20,057	15,955
Total current assets	569,638	604,585
Property, plant and equipment, net	5,165	4,819
Goodwill	13,820	13,820
Intangible assets, net	4,550	4,858
Long-term investments	11,835	11,273
Long-term deferred costs	111,562	132,587
Long-term deferred tax assets	1,658	1,742
Other long-term assets	8,076	10,599
Total assets	$726,304	$784,283
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$32,706	$36,356
Customer advances	92,756	82,607
Deferred revenue	156,992	182,963
Deferred tax liabilities	1,436	1,436
Other current liabilities	64,666	87,487
Total current liabilities	348,556	390,849
Long-term deferred revenue	117,040	122,241
Other long-term liabilities	22,470	22,253
Total liabilities	488,066	535,343
Commitments and contingencies (Note 11)
UTStarcom, Inc. stockholders’ equity:
Common stock: $0.00125 par value; 750,000 authorized shares; 156,070 and 155,327 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	182	182
Additional paid-in capital	1,304,233	1,303,627
Accumulated deficit	(1,142,614)	(1,132,303)
Accumulated other comprehensive income	68,632	69,423
Total UTStarcom, Inc. stockholders’ equity	230,433	240,929
Noncontrolling interests	7,805	8,011
Total equity	238,238	248,940
Total liabilities and equity	$726,304	$784,283

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2011	2010
	(in thousands, except per share data)
Net sales
Products	$52,809	$69,180
Services	8,458	11,667
	61,267	80,847
Cost of net sales
Products	35,683	46,282
Services	6,520	7,356
Gross profit	19,064	27,209

Operating expenses:
Selling, general and administrative	19,297	30,190
Research and development	7,564	10,023
Amortization of intangible assets	310	—
Restructuring	3,064	7,507
Net gain on divestitures	(34)	(1,752)
Total net operating expenses	30,201	45,968

Operating loss	(11,137)	(18,759)

Interest income	541	348
Interest expense	(102)	(70)
Other income, net	953	4,867

Loss before income taxes	(9,745)	(13,614)
Income tax expense	(772)	(2,353)
Net loss	(10,517)	(15,967)
Net loss attributable to noncontolling interests	206	4
Net loss attributable to UTStarcom, Inc.	$(10,311)	$(15,963)

Net loss per share attributable to UTStarcom, Inc.- Basic and Diluted	$(0.07)	$(0.12)

Weighted average shares used in per-share calculation - Basic and Diluted	154,819	129,415

See Note 17 for net sales to related party and associated cost of net sales

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,517)	$(15,967)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	703	1,978
Amortization of deferred gain on sale-leaseback	(333)	—
Provision for doubtful accounts	2,696	4,046
Net gain on disposal of assets	(137)	(30)
Stock-based compensation expense	606	2,860
Net gain on divestitures	(34)	(1,752)
Gain on settlement of an investment interest	—	(422)
Deferred income taxes	86	—
Changes in operating assets and liabilities:
Accounts receivable	(3,543)	(8,461)
Inventories and deferred costs	11,791	19,214
Other assets	9,215	(598)
Accounts payable	(5,023)	(16,860)
Income taxes payable	598	(539)
Customer advances	9,663	8,979
Deferred revenue	(32,559)	(19,878)
Other liabilities	(22,595)	(16,685)
Net cash used in operating activities	(39,383)	(44,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(914)	(470)
Net proceeds from divestitures	34	1,500
Deposit received on sale of building	—	6,583
Change in restricted cash	(2,739)	4,995
Proceeds from settlement of an investment interest	—	422
Purchase of an investment interest	(606)	(563)
Purchase of short-term investments	(3,192)	(5,102)
Proceeds from sale of short-term investments	894	3,264
Other	138	814
Net cash (used in) provided by investing activities	(6,385)	11,443

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(25)
Net cash used in financing activities	—	(25)
Effect of exchange rate changes on cash and cash equivalents	1,094	1,295
Net decrease in cash and cash equivalents	(44,674)	(31,402)
Cash and cash equivalents at beginning of period	351,507	265,843
Cash and cash equivalents at end of period	$306,833	$234,441

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements include the accounts of UTStarcom, Inc. (“Company”) and its wholly and majority owned subsidiaries and variable interest entities. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements. The noncontrolling interests in consolidated subsidiaries are shown separately in the condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2010 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2010 financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 16, 2011 and as amended on April 19, 2011 (the “2010 Annual Report”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, expenses and gains and losses not affecting retained earnings that are reported in the consolidated financial statements and accompanying disclosures. Actual results may be different. See the Company’s 2010 Annual Report for discussion of the Company’s critical accounting policies and estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

In December 2009, the Company entered into a Sale Leaseback Agreement for the sale of its manufacturing, research and development, and administrative offices facility in Hangzhou, China to a third party for approximately $138.8 million and the leaseback of a portion of the facility. As of May 31, 2010, the Company had received all of the sales proceeds and met all criteria for consummation of the sale of the Hangzhou facility. On May 31, 2010, the Company and the buyer agreed that all conditions precedent to the closing had been met and the leaseback commenced on June 1, 2010. The Company has decided to terminate the lease of the Hangzhou facility in June 2011 and notified the landlord on December 8, 2010, six months in advance, according to the termination clause in the leaseback agreement. The termination clause requires the Company to pay total penalties of $9.5 million. A termination penalty charge of $1.3 million was recorded in December 2010 as a result of the accrual of the full termination penalty off set by the release of the deferred gain and deferred rental liabilities other than the portion that would have been normally amortized in the next six month period to June 8, 2011 if there were no early termination. See Note 7 for additional information on sale-leaseback transaction.

In March 2011, the Company entered into a Lease Agreement for research and development and administrative office in Hangzhou, China. Under the terms of the Lease Agreement, the Company will lease 32,983 square meters of gross floor area aboveground of the buildings, including common areas, through July 15, 2016. The lease payment is approximately $2.3 million annually, with a 9% increase starting from the fourth year of the lease and then another 9% increase from the fourth year’s increased rent for the fifth year. The Company has priority over third parties if it desires to renew the lease. The Company is also required to pay a security deposit in the amount of approximately $0.5 million. The Company may terminate all or part of the Lease Agreement by giving six months advance notice; however, the Company would be required to pay penalties and additional compensation, subject to a maximum of six months of lease payments, in the event of early termination. The Lease Agreement commenced on March 7, 2011.

Management believes that the continuing efforts to stream-line its operations will enable its fixed cost base to be better aligned with operations, market demand and projected sales level. Management believes both the Company’s China and non-China operations will have sufficient liquidity to finance working capital and capital expenditure needs in excess of 12 months. Furthermore, the Company has concentrated its business in Asia, particularly China, India and Japan. Any unforeseen prolonged economic and /or political risks in these markets could impact the Company’s customers in making their respective investment decisions and could have a material impact on the foregoing assessment. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company or at all, and if funds are raised in the future through issuance of preferred stock or debt, these securities could have rights, privileges or preference senior to those of the Company’s common stock and newly issued debt could contain debt covenants that impose restrictions on the Company’s operations. Further, any sale of newly issued debt or equity securities could result in additional dilution to the Company’s current shareholders.

NOTE 2 — ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period, which excludes nonvested restricted stock. Diluted EPS presents the amount of net loss available to each share of common stock outstanding during the period plus each share of common stock that would have been outstanding assuming the Company had issued shares of common stock for all dilutive potential common shares outstanding during the period. The Company’s potentially dilutive common shares include outstanding stock options, nonvested restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”) shares prior to termination of the ESPP effective May 15, 2009, which are reflected in diluted net income per share by application of the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of stock-based compensation expense for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares. For the three months ended March 31, 2011 and 2010, no potential common shares were dilutive because of the net loss in the periods. Potential shares of common stock of approximately 6.4 million and 9.2 million were excluded from the diluted per share calculation for the three months ended March 31, 2011 and 2010, respectively, because to include them would have been anti-dilutive for the periods.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. In the first quarter of 2010, the Company adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers between hierarchy levels. Beginning in the first quarter of 2011, these amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). These amended standards do not significantly impact the Company’s consolidated financial statements because the Company does not have any assets or liabilities using Level 3 input.

At March 31, 2011and December 31, 2010, the Company had no assets and liabilities measured at fair value on a recurring and non-recurring basis. The Company’s money market funds are recorded at cost which approximates fair value, classified within Level 1 of the fair value hierarchy. The fair value of certain of the Company’s financial instruments that are not measured at fair value, including accounts receivable, accounts payable, and other current liabilities, approximates the carrying amount because of their short maturities.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company assesses collectability based on a number of factors, including payment history and the credit-worthiness of the customer. The Company does not request collateral from its customers. In international sales, the Company may require letters of credit from its customers that can be drawn on demand if the customer defaults on its payment. If the Company determines that collection of a payment is not reasonably assured, the Company defers revenue recognition until collection becomes reasonably assured, which is generally upon receipt of cash. If the payment due from the customer is not fixed or determinable due to extended payment terms, revenue is recognized as payments become due and payable by the customer, assuming all other criteria for revenue recognition are met. Any payments received prior to revenue recognition are recorded as customer advances. Normal payment terms differ for various reasons amongst different customer regions, depending upon common business practices for customers within a region. Billing to customers for shipping and handling are recorded as revenues and the associated costs are recorded as costs of revenues. Any expected losses on contracts are recognized when identified on an individual basis in accordance with the prevailing accounting guidance for the respective contract.

In September 2009, the FASB amended the accounting standards for multiple deliverable revenue arrangements to:

(i)             provide updated guidance on how the deliverables in a multiple deliverable arrangement should be separated, and how the consideration should be allocated;

(ii)          allow the use of management’s best estimate of selling prices (BESP) for individual elements of an arrangement when vendor- specific objective evidence (VSOE) of selling price or third-party evidence (TPE) of selling price is not available; and

(iii)       eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

In September 2009, the FASB also amended the accounting standards to remove non-software components and software components of tangible products that function together to deliver the product’s essential functionality from the scope of pre-existing software revenue recognition guidance.

The Company adopted these standards beginning in January 2011 on a prospective basis for applicable transactions originating or materially modified after December 31, 2010.

The amended standards did not generally change the units of accounting for the Company’s revenue transactions. Most of the Company’s non-software products and services qualify as separate units of accounting because they have value to the customer on a standalone basis and the Company’s revenue arrangements generally do not include a general right of return relative to delivered products after receipt of the final acceptance certificate.

A majority of these non-software products are hardware systems such as telecommunications equipment and terminal equipment containing software components that function together to provide the essential functionality of the product and are considered non-software deliverables. Therefore, revenue transactions related to the sale of these telecommunications equipment, which until December 31, 2010, have been accounted for under pre-existing software revenue recognition guidance are now accounted for under the amended guidance for arrangements with multiple deliverables.

When a sales arrangement contains multiple deliverable elements (multiple element arrangements) and software and non-software components function together to deliver the tangible products’ essential functionality, the Company allocates revenue to each element based on the relative selling price of each element.  Under this approach, the selling price of a deliverable is determined by using a selling price hierarchy that requires the use of VSOE of fair value, if available, TPE of selling price if VSOE is not available or management’s BESP if neither VSOE nor TPE is available.

The Company establishes VSOE of selling price using the price charged for a deliverable when sold separately. When the Company is unable to establish selling price using VSOE, the Company uses management’s BESP in the allocation of arrangement consideration.  The Company typically is not able to determine TPE for its products or services. TPE of selling price is determined by evaluating similar competitor deliverables when sold separately to similarly situated customers. Generally, the Company’s products differs from that of its peers, in that its product offerings are directed towards the integration of telecom, broadband and cable television networks and as such, usually entails a significant level of differentiation or customization for its customers such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis.  Management applies judgment in establishing pricing strategies and determines its BESP for a product or service using historical selling price trends and by considering multiple factors including, but not limited to, cost of products, gross margin objectives, geographies, customer classes, customer segment pricing practices and distribution channels. The determination of BESP is performed through consultation with the Company’s product management and marketing department and includes review and approval by Management. Management regularly reviews VSOE and BESP and maintain internal controls over the establishment and updates of these estimates.

The Company may modify or develop new pricing practices and strategies in the future. As these pricing strategies evolve, the Company may modify its pricing practices in the future, which may result in changes in selling prices, including both VSOE and BESP. As a result, future revenue recognition may result in a different allocation of revenue to the deliverables in multiple element arrangements from the results of the current period, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.

Multiple element arrangements primarily involve the sale of hardware systems, installation and training.  In addition, while not separately sold, the arrangement may include extended warranties that cover product repairs, maintenance services, and software updates for the software components that are essential to the functionality of the hardware systems or equipment. Revenue consideration allocated to each element under the relative selling price method is recognized as each element is earned, namely upon installation and acceptance of equipment or delivery of handsets, the delivered element(s) has stand-alone value, there is no right of return on delivered element(s), and the Company is in control of the undelivered element(s). For arrangements that include service elements, including technical support and installation and also training, revenue is deferred until such services are deemed complete. Revenue from extended warranties is recognized ratably over the contract period of the extended warranty services.

Final acceptance is required for revenue recognition when installation services are not considered perfunctory. Final acceptance indicates that the customer has fully accepted delivery and installation, if any, of equipment and the Company is entitled to full payment. The Company does not recognize revenue before final acceptance is granted by the customer if acceptance is considered substantive to the transaction. The sales contracts the Company enters into typically include customer acceptance provisions and require the customer to issue a final acceptance certificate to evidence the customer’s acceptance of the products and services. In those circumstances, the Company is unable to enforce payment terms until after the receipt of the final acceptance certificate because the payment conditions are dependent on the issuance of the final acceptance certificate. The Company’s products are generally deployed within the core network of its telecommunications customers. The acceptance terms for the products and services include initial test, on-site testing and trial period. Based on the Company’s past experience, the customer’s acceptance process for larger and complex projects may take longer than twelve months. As a result, the customer run prolonged and rigorous tests to ensure the Company’s products work seamlessly with the customer’s existing network. Each telecommunication customer runs its unique tests, as the equipment performance can vary based on how the equipment works in combination with the customer’s other equipment, software and other conditions. Given that there is uncertainty about customer acceptance until the customer completes its internal testing and procedures, the Company waits until the issuance of the final acceptance certificate to support its assertion that the delivery of products and services has occurred. For significant customer contracts involving larger and complex projects where there is on-site testing at multiple locations and the taking over of product warranty and product title occurs after the acceptance of the products and services, acceptance is substantive to the transaction.

The adoption did not have a material impact in the period ended March 31, 2011. If the transactions entered into or materially modified on or after December 31, 2010 were subject to the previous accounting guidance, the change in total revenue, income from continuing operations, net income and related per share amounts, and deferred revenue for the period ended March 31, 2011 would not be material.

Certain arrangements with multiple deliverables may continue to have stand-alone software deliverables that are subject to the existing software revenue recognition guidance along with non-software deliverables that are subject to the amended revenue accounting guidance. The revenue for these multiple deliverable arrangements is allocated to the stand-alone software deliverables as a group and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the fair value hierarchy in the amended revenue accounting guidance. For stand-alone software sales after December 31, 2010 and for all transactions entered into prior to the first quarter of 2011, the Company recognizes revenue based on the software revenue recognition guidance. Under the software revenue recognition guidance, the Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all the undelivered elements exists. VSOE of fair value of each element is based on the price charged when the element is sold separately.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract price is recognized as revenue when all other revenue recognition criteria are met. If VSOE of fair value of one or more undelivered elements does not exist, all revenue for delivered and undelivered elements is deferred until delivery of all elements occurs or when VSOE of fair value of the undelivered elements can be established. In some cases the Company has agreed to give software upgrade rights on a “when and if made available” basis for no additional consideration and for an unspecified period which could extend over the term of the contract. This additional contract obligation is an element of “post-contract support” or “PCS.” The Company has not established VSOE for such contract element. Accordingly, the revenues from such contracts are recognized ratably over the expected period of PCS, which is generally the term of the contract. In some cases where there is no stated contractual term, revenue is recognized ratably over the estimated period of PCS. The Company reviews assumptions regarding the estimated PCS periods on a regular basis. If the Company determines that it is necessary to revise the Company’s estimates of the PCS periods, the amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the PCS periods were different from the original assumptions, the contract revenues would be recognized over the remaining expected PCS period.

Revenue from fixed priced contracts that include a requirement for significant software modification or customization is recognized using the completed contract method of accounting whereby no revenue is recognized prior to the completion of the project, because for contracts involving unique requirements the Company is unable to make reasonably dependable estimates of progress towards meeting contractual requirements. In the event estimated total project costs exceed estimated total project revenues, the entire estimated loss is charged to operations in the period in which the loss becomes probable and can be reasonably estimated. The complexity of the estimation process and judgments about internal and external factors including labor utilization, changes to specifications and testing requirements, time required for performance and resulting incurrence of contract penalties, and the performance of subcontractors affect the estimation process.

Recent Accounting Pronouncements

Goodwill Impairment

In December 2010, the FASB issued amended standards requiring an enterprise to perform a Step 2 of the goodwill impairment test for the reporting units that have carrying amounts that are zero or negative and is more likely than not that the goodwill of those reporting units is impaired. The amendments were effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company adopted these standards in the first quarter of 2011 and will be assessing the potential impact on its impairment analysis as of November 1st of each year, if any, of the guidance on its consolidated financial statements.

Pro forma Disclosure for Business Combination

In December 2010, the FASB issued amended standards that require supplementary pro forma disclosures for business combinations. The amendments were effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company adopted these standards in the first quarter of 2011 and the guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 3—DIVESTITURES

China Packet Data Services Node (“PDSN”) Assets

In the third quarter of 2010, the Company completed a sale of its China PDSN assets. The divested assets were part of the Multimedia Communications segment. After the close of the transactions, the Company remained the primary obligor for certain sales contracts that were in place prior to the close of the transaction. The Company allocated proceeds to each component of the sales agreement based on relative fair values and recorded a gain of $1.6 million upon the closing of the transaction in September 2010. No cost or revenue was recorded in the first quarter of 2011. The Company will record sales and related cost of net sales in future periods related to the completion of existing contracts. The Company determined that the sale of this product line did not meet the criteria for presentation as a discontinued operation because of the Company’s continuing involvement.

EMEA Operations

In September 2010, the Company entered into an agreement to transfer its EMEA (“Europe, Middle East and Africa”) operations for no consideration. However as of December 31, 2010, the transaction was not completed because the Company did not transfer all of its obligations under the existing sales contracts to the buyer. In 2010, the Company recognized expenses of approximately $0.9 million as a divestiture loss for its obligations primarily arising out of local statutory requirements such as severance fund for transferred employees and other miscellaneous operational costs. In 2010, the Company paid approximately $0.7 million to the buyer, and the remaining accrued balance of $0.2 million is expected to be paid in the remainder of 2011 once the buyer has agreed to take over these obligations. No cost or revenue was recorded in the first quarter of 2011. The Company determined that the sale of its EMEA operations did not meet the criteria for presentation as a discontinued operation because EMEA operations did not meet the definition of a component of an entity and the Company has continued involvement with EMEA operations.

IP Messaging and US PDSN Assets

In June 2010, the Company completed a sale of its IP Messaging and US PDSN Assets as part of its strategy to focus on core IP-based product offerings. The divested assets were located in North America, Caribbean, and Latin America regions and were part of the Multimedia Communications segment. Consideration for the approximately $1.7 million of net liabilities transferred included approximately $0.4 million cash proceeds plus potential additional contingent consideration of up to $1.6 million based on future cash collection of transferred receivables. A gain of $2.1 million, net of taxes, was recognized in June 2010 as a reduction to operating expenses. In the third and fourth quarters of 2010, the Company received $0.9 million of contingent consideration and recognized an additional gain on divestiture. In the first quarter of 2011, the Company received $0.03 million of contingent consideration and recognized an additional gain on divestiture. The Company determined that the sale of these product lines did not meet the criteria for presentation as a discontinued operation as these product lines did not meet the definition of a component of an entity.

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

NOTE 4 - COMPREHENSIVE LOSS

Total comprehensive loss for the three months ended March 31, 2011 and 2010 consisted of the following:

	Three months ended March 31,
	2011	2010
	(in thousands)
Net loss	$(10,517)	$(15,967)
Other Comprehensive income
Foreign currency translation	(791)	(2,302)
Comprehensive loss	(11,308)	(18,269)

Comprehensive loss attributable to noncontrolling interests (1)	(206)	(4)
Comprehensive loss attributable to UTStarcom, Inc.	$(11,102)	$(18,265)

(1)          Comprehensive loss attributable to noncontrolling interests consisted solely of net loss.

The changes in noncontrolling interests during the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended March 31,
	2011	2010
	(in thousands)
Balance at beginning of period	$8,011	$792
Comprehensive loss attributable to noncontrolling interests	(206)	(4)
Balance at end of period	$7,805	$788

NOTE 5 — BALANCE SHEET DETAILS

As of March 31, 2011 and December 31, 2010, total inventories consisted of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Inventories:
Raw materials	$11,289	$6,718
Work in process	4,143	6,836
Finished goods (1)	35,468	34,850
Total	$50,900	$48,404

(1)          Includes finished goods at customer sites of approximately $29.7 million and $23.5 million at March 31, 2011 and December 31, 2010, respectively, for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer.

Inventories of approximately $0.1 million held by the Company’s manufacturing outsource partner are recorded in prepaids and other current assets in the condensed consolidated balance sheets at March 31, 2011. Inventories of approximately $0.6 million held by the Company’s manufacturing outsource partner are recorded in prepaids and other current assets in the condensed consolidated balance sheets at December 31, 2010.

	March 31,	December 31,
	2011	2010
	(in thousands)
Property, plant and equipment, net:
Building	$243	$264
Leasehold improvements	11,595	11,752
Automobiles	4,021	4,337
Software	29,814	30,471
Equipment and Furniture	116,408	119,057
Others	883	585
Total	162,964	166,466
Less: accumulated depreciation and impairment	(157,799)	(161,647)
Total (see Note 7)	$5,165	$4,819

NOTE 6 - CASH, CASH EQUIVALENTS, INVESTMENTS

Cash and cash equivalents, consisting primarily of bank deposits and money market funds, are recorded at cost which approximates fair value because of the short-term nature of these instruments. At March 31, 2011 and December 31, 2010, there were no available-for-sale securities investments subject to fair value accounting included in cash and cash equivalents or long-term investments.

Short-term investments, consisting of bank notes, were $3.5 million and $0.5 million at March 31, 2011 and December 31, 2010, respectively. The Company accepts bank notes receivable with maturity dates of between three and six months from its customers in China in the normal course of business. The Company may discount these bank notes with banking institutions in China. No bank notes were sold during the three months ended March 31, 2011 and 2010. All long-term investments are in privately-held companies and are accounted for under the cost method and equity method. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. In making this determination, the Company reviews several factors to determine whether the losses are other-than-temporary, including but not limited to: (i) the length of time the investment was in an unrealized loss position, (ii) the extent to which fair value was less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

The following table shows the break-down of the Company’s investments in equity securities classified as long-term investments at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(in thousands)

Cortina	$3,348	$3,348
GCT SemiConductor, Inc	3,000	3,000
Xalted Networks	1,583	1,583
SBI	1,795	1,233
ACELAND	2,109	2,109
Total equity securities	$11,835	$11,273

SBI NEO Technology A Investment LPS (“SBI”)

In 2008, the Company invested $0.5 million into SBI in exchange for approximately 2% of the Partnership interest. The Partnership’s investment objective is to invest in unlisted or listed companies in Japan and overseas that are engaged in high growth businesses, including businesses focused on information technology and the environment. In the first quarter of each of 2010 and 2011, the Company contributed an additional $0.6 million respectively into SBI, and as of March 31, 2011 maintains an approximately 2% Partnership interest. The Company has concluded that it does not have a controlling interest in SBI as it does not have the power to direct the activities of SBI that most significantly impact the entity’s economic performance. Affiliates of a related party have a controlling interest in SBI, see Note 17. The Company accounts for the investment in SBI using the cost method.

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

In connection with the Sale Leaseback Agreement, on February 1, 2010, the Company entered into a Lease Contract (the “Leaseback”) with respect to the leaseback of a portion of the Hangzhou facility. Under the terms of the Leaseback, the Company would lease back 71,027 square meters of gross floor area (“GFA”) aboveground and 12,000 sqm GFA underground of the building for a period of 6 years at a rate of approximately $0.37, $0.44 and $0.47, respectively, per sqm per day for years 1-2, 3-4 and 5-6, respectively, of the lease period for the aboveground space; and approximately $3.66 per sqm per month for the underground space for the full lease period. The Company was also required to pay a security deposit in the amount of approximately $1.8 million and prepay part of the rent and fees for the last six months of the lease term in the amount of approximately $3.4 million upon lease inception on June 1, 2010. The Company may terminate all or part of the Leaseback by giving six months advance notice; however, the Company would be required to pay penalties and additional compensation in the event of early termination. The Company has concluded that the Lease qualifies as an operating lease.

The Company has decided to terminate the lease of Hangzhou facility in June 2011 and notified the landlord on December 8, 2010, six months in advance, according to the termination clause in the Leaseback. The termination clause requires the Company to pay total penalties of $9.5 million. A termination penalty charge of $1.3 million was recorded in December 2010 as a result of the accrual of the full termination penalty off set by the release of the deferred gain and deferred rental liabilities other than the portion that would have been normally amortized in the next six month period to June 8, 2011 if there were no early termination. As of March 31, 2011 and

December 31, 2010, the Company had a net balance of $4.0 million related to the early termination penalty recorded in Other Liabilities which consists of the $9.5 million total penalty less the prepaid rent and security deposit paid in the second quarter of 2010. At March 31, 2011 and December 31, 2010, $0.3 million and $0.6 million of deferred gain were included in other current liabilities respectively in the condensed consolidated balance sheet.  See Note 11 for future minimum lease payments under all noncancelable operating leases.

In March 2011, the Company entered into a Lease Agreement (“Lease”) for research and development and administrative office in Hangzhou, China. Under the terms of the Lease, the Company will lease 32,983 square meters of gross floor area  above ground of the buildings, including common areas, through July 15, 2016. The lease payment is approximately $2.3 million annually, with a 9% increase starting from the fourth year of the lease and then another 9% increase from the fourth year’s increased rent for the fifth year. The Company has priority over third parties if it desires to renew the lease. The Company is also required to pay a security deposit in the amount of approximately $0.5 million. The Company may terminate all or part of the Lease by giving six months advance notice; however, the Company would be required to pay penalties and additional compensation, subject to a maximum of six months of lease payments, in the event of early termination. The Lease commenced on March 7, 2011 and the expense will be recognized under straight-line method. See Note 11 for future minimum lease payments under all noncancelable operating leases.

NOTE 8 – GOODWILL AND PURCHASED INTANGIBLE ASSETS

As of March 31, 2011 and December 31, 2010, goodwill was $13.8 million, the entire amount of which was allocated to the Service segment. As of March 31, 2011 and December 31, 2010, purchased intangible assets associated with acquisition consisted of the following:

	March 31, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Amortizable intangible assets
Technology Platform	$4,708	$(490)	$4,218	$4,708	$(196)	$4,512
Non-compete Agreements	247	(26)	221	247	(10)	237
Subtotal	4,955	(516)	4,439	4,955	(206)	4,749
Unamortizable intangible assets
Domain Name	111	—	111	109	—	109
Total	$5,066	$(516)	$4,550	$5,064	$(206)	$4,858

There were no additions or impairments of other intangibles during the three months ended March 31, 2011. Amortization of intangible assets was $0.3 million for the three months ended March 31, 2011 and none for the same period in 2010.

The estimated future amortization expense related to existing purchased intangible assets is as follows:

(in thousands)
Remainder of 2011	$929
2012	1,239
2013	1,239
2014	1,032
Total	$4,439

NOTE 9 - WARRANTY OBLIGATIONS AND OTHER GUARANTEES

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

Expirations recorded as a reduction of cost of net product sales approximated $0.6 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively, and are included in the table below as benefit from expirations. The following table summarizes the activity related to warranty obligations during the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
	(in thousands)
Balance at beginning of period	$7,734	$16,150

Accruals for warranties issued during the period (benefit from expirations), net	152	(1,760)
Settlements made during the period	(1,038)	(2,379)
Balance at end of period	$6,848	$12,011

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

NOTE 10 - RESTRUCTURING COSTS

Restructuring Costs

During the first quarter of 2011, the Company recorded approximately $3.0 million in restructuring charges of which $3.0 million was related to the 2009 Restructuring Plan and an immaterial amount was related to the 2008 Restructuring Plan. During the first quarter of 2010, the Company recorded approximately $7.5 million in restructuring charges of which $7.1 million was related to the 2009 Restructuring Plan and $0.4 million was related to the 2008 Restructuring Plan. The following describes the Company’s restructuring initiatives.

2009 Restructuring Plan

On June 9, 2009, the Board of Directors of the Company approved a restructuring plan (the “2009 Restructuring Plan”) designed to reduce the Company’s operating costs. The 2009 Restructuring Plan includes a worldwide reduction in force of approximately 50% of the Company’s headcount, or approximately 2,300 employees located primarily in China and the United States and, to a lesser degree, other international locations. During the three months ended March 31, 2011, the Company recorded restructuring costs of approximately $3.0 million related to the 2009 Restructuring Plan. The restructuring costs for the three months ended March 31, 2011 consist primarily of severance and benefits under the 2009 Restructuring Plan and approximately $0.4 million of lease exit costs primarily related to a lease expiring in 2013. During the three months ended March 31, 2010, the Company recorded restructuring costs of approximately $7.1 million related to the 2009 Restructuring Plan, net of approximately $0.3 million of reversal of charges recorded in fiscal year 2009. The restructuring costs for the three months ended March 31, 2010 consist primarily of severance and benefits related to additional employees included in the Restructuring Plan. Total restructuring costs recorded through March 31, 2011 related to the 2009 Restructuring Plan approximated $59.0 million.

2008 Restructuring Plan

During fiscal 2008, the Company implemented a restructuring plan (the “2008 Restructuring Plan”) primarily related to a global reduction in force across all functions and employee terminations at certain non-core operations which the Company was in the process of winding down. The total number of employees affected totaled approximately 750, including 350 in China, 200 in Korea and 200 in other locations including the United States. During the three months ended March 31, 2011, the Company recorded immaterial additional restructuring costs related to the 2008 Restructuring Plan for severance and benefit costs being recognized over the remaining service period for employees included in the 2008 Restructuring Plan. During the three months ended March 31, 2010, the Company recorded additional restructuring costs related to the 2008 Restructuring Plan of approximately $0.4 million for severance and benefit costs being recognized over the remaining service period for employees included in the 2008 Restructuring Plan. Total restructuring costs recorded through March 31, 2011 related to the 2008 Restructuring Plan approximated $19.7 million.

2007 Restructuring Plan

As of June 30, 2010, the 2007 Restructuring Plan was complete.

The activity in the accrued restructuring balances related to the plans described above was as follows for the three months ended March 31, 2011 and 2010:

	Balance at December 31, 2010	Restructuring Charges	Cash Payments	Balance at March 31, 2011
	(in thousands)
2009 Restructuring Plan
Workforce Reduction	$9,425	$2,634	$(4,712)	$7,347
Lease Costs	1,971	411	(152)	2,230
Total 2009 Restructuring Plan	11,396	3,045	(4,864)	9,577

2008 Restructuring Plan
Workforce Reduction	21	19	—	40
Total 2008 Restructuring Plan	21	19	—	40

Total	$11,417	$3,064	$(4,864)	$9,617

	Balance at	Restructuring	Cash	Non-cash	Balance at
	December 31, 2009	Charges	Payments	Settlement	March 31, 2010
	(in thousands)

2009 Restructuring Plan
Workforce Reduction	$16,939	$7,042	$(8,218)	$(1,194)	$14,569
Lease Costs	1,516	98	(132)	—	1,482
Other Costs	6	—	—	—	6
Total 2009 Restructuring Plan	18,461	7,140	(8,350)	(1,194)	16,057

2008 Restructuring Plan
Workforce Reduction	$2,526	$397	$(1,033)	$—	$1,890
Lease Costs	385	—	(236)	—	149
Other Costs	30	(30)	—	—	—
Total 2008 Restructuring Plan	2,941	367	(1,269)	—	2,039

2007 Restructuring Plan - Lease Costs	$305	$—	$(183)	$—	$122
Total	$21,707	$7,507	$(9,802)	$(1,194)	$18,218

The majority of the remaining cash expenditures related to the 2009 and 2008 Restructuring Plans are expected to be paid in 2011. The remaining liabilities related to lease obligations are expected to be settled over the remaining lease term. The Company does not expect to incur additional significant restructuring charges in the remainder of 2011 related to the 2009 and 2008 Restructuring Plans.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities under non-cancelable operating leases that expire at various dates through 2016. In connection with the Sale Leaseback Agreement, the Company entered into a lease with respect to the leaseback of a portion of the Hangzhou facility, see Note 7. The leaseback commenced on June 1, 2010 and will be early terminated on June 2011. The Company then entered into a new lease for research and development and administrative office in Hangzhou, China.  The contractual obligations related to the Hangzhou office new lease through July 2016 are included in the table below. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of March 31, 2011 are as follows:

Twelve months ended March 31:	Amount
(in thousands)
2011	$8,377
2012	4,792
2013	3,572
2014	3,090
2015	3,125
Thereafter	701
Total	$23,657

Third Party Commissions

The Company records accruals for commissions payable to third parties in the normal course of business. Such commissions are recorded based on the terms of the contracts between the Company and the third parties and paid pursuant to such contracts. Consistent with the Company’s accounting policies, these commissions are recorded as cost of net sales in the period in which the liability is incurred. As of March 31, 2011, the Company had approximately $0.4 million of such accrued commissions. Management has performed, and continues to perform, follow-up procedures with respect to these accrued commissions. Upon completion of such follow-up procedures, if the accrued commissions have not been claimed and the statute of limitations, if any, has expired, the Company reverses such accruals. Such reversals are recorded in the Statement of Operations during the period management determines that such accruals are no longer necessary. With the assistance of its China counsel, the Company concluded that for certain of these accrued commissions the statute of limitations had expired in August 2010 and November 2010, two years after formal communication was sent to these agents. During the quarter ended March 31, 2011 and 2010, none was released to cost of net sales as a result of expiration of statute of limitations. During the year ended December 31, 2010 approximately $6.0 million, was released to cost of net sales as a result of expiration of statute of limitations.

India Department of Telecommunication Security and Supply Chain Standards

Recent changes in India require equipment manufacturers to satisfy certain security and supply chain standards to the satisfaction of Indian authorities. The Company entered into such agreements with several customers in India which establish detailed security and supply chain standards covering products supplied to these telecommunication customers. These agreements contain significant penalty clauses in the event a security breach is detected related to product supplied by the Company. Management is unable to estimate the likelihood or the financial impact of any such potential security breach on the Company’s financial position, results of operations, or cash flows as the regulation is still under further review by DOT and new interpretation is expected later in 2011. As of March 31, 2011, the Company has not been subject to any penalty liability related to these agreements. In the first quarter of 2011, there were no revenue recognized in relation to contracts signed after the effective date of the agreements. The Company continues to assess the potential impact these agreements may have on the timing of revenue recognition.

Litigation

Governmental Investigations

In December 2005, the U.S. Embassy in Mongolia informed the Company that it had forwarded to the Department of Justice (the “DOJ”) allegations that an agent of the Company’s Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the “FCPA”). The Company, through its Audit Committee, authorized an independent investigation into possible violations of the FCPA, and it has been in contact with the DOJ and the SEC regarding the investigation. The investigation identified possible FCPA violations in Mongolia, Southeast Asia, India, and China, as well as possible violations of U.S. immigration laws. The DOJ requested that the Company voluntarily produce documents related to the investigation, the SEC subpoenaed the Company for documents, and the Company received a Grand Jury Subpoena requiring the production of documents related to one aspect of the DOJ investigation, that is, travel the Company had sponsored. The Company has resolved the investigations with the DOJ and the SEC. On December 21, 2009, as part of the resolution of these investigations, the Company executed a consent pursuant to which, without admitting or denying the SEC’s allegations, it agreed to a judgment in favor of the SEC of $1.5 million, and agreed to certain reporting obligations for up to four years. The SEC approved that resolution. On April 14, 2010, the United States District Court for the Northern District of California entered a judgment incorporating the terms of that consent. On December 31, 2009, the Company entered into a non-prosecution agreement with the DOJ, pursuant to which the Company has paid an additional $1.5 million and agreed to undertake a three-year reporting obligation and to review and, where appropriate, strengthen the Company’s compliance, bookkeeping and internal controls standards and procedures. Under the non-prosecution agreement, subject to compliance with its terms, the DOJ has agreed not to criminally prosecute the Company for crimes (other than criminal tax violations) relating to certain travel arrangements it provided to customers in China. The Company submitted its first reports to the DOJ and SEC on May 1, 2010 and its second reports to the DOJ and SEC on May 1, 2011.

Shareholder Derivative Litigation

On November 17, 2006, a shareholder derivative complaint captioned Ernesto Espinoza v. Ying Wu et al., Case No. RG06298775, was filed against certain of the Company’s former officers current and former directors in the Superior Court of the County of Alameda, California. The complaint alleges that the individual defendants, among other things, breached their duties, were unjustly enriched, and violated the California Corporations Code in connection with the timing of stock option grants. The complaint names the Company as a nominal defendant and seeks unspecified monetary damages against the individual defendants and various forms of injunctive relief. On February 2, 2007, the Company and the individual defendants filed demurrers against the complaint. On April 11, 2007, the Court sustained the individual defendants’ demurrer, overruled the Company’s demurrer, ordered the plaintiff to file an amended complaint, and ordered the Company to answer the original complaint. The plaintiff filed an amended complaint and the Company has filed an answer to the amended complaint. On August 21, 2007, the individual defendants filed demurrers against the amended complaint. The Court sustained the individual defendants’ demurrers and ordered the plaintiff to file a second amended complaint. On September 26, 2008, plaintiff filed his second amended complaint. On November 21, 2008, the Company and the individual defendants filed demurrers against the second amended complaint. On February 27, 2009, the Court sustained the Company’s demurrer and ordered the plaintiff to file a third amended complaint. On March 20, 2009, plaintiff filed his third amended complaint. On May 5, 2009, the Company and the individual defendants filed demurrers against the third amended complaint. On August 11, 2009, the Court sustained the Company’s demurrer without leave to amend. On October 13, 2009, plaintiffs filed a notice of appeal.

The parties have signed a final stipulation of settlement providing for the settlement of the case. The settlement is contingent on approval by the court. Under the terms of the settlement, the individual defendants’ insurer would pay the full amount of the monetary portion of the settlement. On April 15, 2010, plaintiff filed a Request for Dismissal without prejudice with the Court of Appeals. On January 12, 2011, the Court of Appeals dismissed the appeal. Pursuant to the Request, the appeal may be reinstated if the Superior Court does not grant final approval of the settlement. On April 29, 2011, the Superior Court preliminarily approved the settlement.  A final approval hearing is scheduled for July 22, 2011.    There is no assurance that the settlement will receive final approval. Accordingly, the Company is unable at this time to estimate the effects of this lawsuit on the Company’s financial position, results of operations, or cash flows.

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

Letters of credit

The Company issues standby letters of credit primarily to support international sales activities outside of China and in support of purchase commitments. When the Company submits a bid for a sale, often the potential customer will require that the Company issue a bid bond or a standby letter of credit to demonstrate its commitment through the bid process. In addition, the Company may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees. The standby letters of credit usually expire without being drawn by the beneficiary thereof. Finally, the Company may issue commercial letters of credit in support of purchase commitments. At March 31, 2011, the Company had short-term restricted cash of $20.1 million, and had long-term restricted cash of $7.0 million included in other long-term assets. The restricted cash amounts primarily collateralize the Company’s outstanding letters of credit approximating $20.1 million at March 31, 2011.

NOTE 12 — STOCK INCENTIVE PLANS

During the quarter ended March 31, 2011, the Company granted equity awards primarily consisting of restricted stock and restricted stock units, and to a much lesser extent, option awards. Such awards generally vest over a period of one to four years from the date of grant. Restricted stock has the voting rights of common stock and the shares underlying restricted stock are issued and outstanding. There were 400,000 option awards granted with a weighted average grant date fair value of $1.33 during the three months ended March 31, 2011.

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

In February 2009, the Compensation Committee also granted to senior executive officers 313,293 restricted stock units with a four-year vesting and an additional 626,586 performance-based awards, subject to the attainment of goals determined by the Compensation Committee. The Company may be subject to variable levels of expense related primarily to the varying levels of performance, as well as for fluctuations in the Company’s stock price as these awards are “marked to market” periodically until the earlier of i) the date of the Compensation Committee’s determination on performance or ii) the date they were deemed fully vested as a result of involuntary termination. Of the 626,586 performance-based awards granted in February 2009, 401,859 awards were deemed fully vested during fiscal 2009 as a result of involuntary terminations, prior to the annual Compensation Committee’s evaluation of performance. At its meeting on February 18, 2010, the Compensation Committee evaluated the performance against established objectives of the remaining 224,727 performance-based awards and determined 148,769 restricted stock units were earned.

In February 2010, the Compensation Committee decided no new stock-based awards would be granted to senior executives for the 2010 year in light of the Company’s previously announced planned changes in management.

In February 2011, the Compensation Committee granted to senior executive officers 268,000 restricted stock units with a four-year vesting and an additional 402,000 performance-based restricted stock units, subject to the attainment of goals determined by the Compensation Committee.

The total stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2011 and 2010 was as follows:

	Three months ended March 31,
	2011	2010
	(in thousands)
Cost of net sales	$9	$57
Selling, general and administrative	526	1,401
Research and development	71	208
Restructuring	—	1,194
Total	$606	$2,860

Option activity as of March 31, 2011 and changes during the three months ended March 31, 2011 was as follows:

	Number of shares outstanding	Weighted average exercise price
	(in thousands)
Options outstanding, December 31, 2010	4,165	$5.02
Options granted	400	$2.10
Options exercised	—	—
Options forfeited or expired	(153)	$7.08
Options outstanding, March 31, 2011	4,412	$4.69

Nonvested restricted stock and restricted stock units as of March 31, 2011, and changes during the three months ended March 31, 2011, were as follows:

	Shares	Weighted average grant date fair value
	(in thousands)
Nonvested at December 31, 2010	1,563	$2.35
Granted	1,501	$2.15
Vested	(468)	$2.54
Forfeited	(56)	$2.84
Total nonvested at March 31, 2011	2,540	$2.18

At March 31, 2011, there was approximately $4.8 million of total unrecognized compensation cost, related to non-vested stock options, restricted stock and restricted stock units, as measured, which the Company expects to recognize over a weighted-average period of 3.1 years. For additional information regarding the Company’s stock-based compensation plans, see the Company’s 2010 Annual Report.

NOTE 13 - INCOME TAXES

As of December 31, 2010, the Company had gross unrecognized tax benefits of approximately $56.5 million and had certain deferred tax assets and the federal tax benefit of state income tax items totaling $42.1 million. Of the total $56.5 million gross unrecognized tax benefits, $14.4 million related to tax benefits that, if recognized, would impact the annual effective tax rate.

As of March 31, 2011, the Company had gross unrecognized tax benefits of approximately $56.7 million and had certain deferred tax assets and the federal tax benefit of state income tax items totaling $42.2 million. Of the total $56.7 million gross unrecognized tax benefits, $14.5 million related to tax benefits that, if recognized, would impact the annual effective tax rate.

The Company’s policy is to recognize interest expense and penalties related to the above unrecognized tax benefits as a component of income tax expense. The Company had accrued interest and penalties of approximately $3.4 million as of December 31, 2010 and approximately $3.5 million as of March 31, 2011.

The Company is subject to taxation in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The Company is also under audit by the taxing authorities in China on a recurring basis. The material jurisdictions that the Company is subject to examination are in the United States and China. The Company’s tax years for 2000 through 2010 are still open for examination in China. The Company’s tax years for 2003 through 2010 are still open for examination in the United States.

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

Income tax expense was $0.8 million for the three months ended March 31, 2011 compared to $2.4 million for the three months ended March 31, 2010.   The decrease in income tax expense in the first quarter of 2011 compared with the first quarter of 2010 was primarily due to the decrease in annual effective tax rate estimated in the first quarter of 2011 as a result of the increase in ordinary income in lower tax jurisdictions where the Company expects to be profitable.

For 2011 and 2010, the Company has not provided any tax benefit on any forecasted losses incurred and tax credits generated in the United States and other countries, because management believes that it is more likely than not that the tax benefit associated with these losses will not be realized. Also, for 2011 and 2010, the Company continues to accrue tax expense in jurisdictions where the Company expects to be profitable. Estimates of the annual effective tax rate at the end of the interim periods are based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

NOTE 14 - OTHER INCOME, NET

Other income, net for the three months ended March 31, 2011 and 2010, respectively were comprised of the following:

	Three months ended March 31,
	2011	2010
	(in thousands)
Foreign exchange gains	$666	$4,087
Settlement with MRV Communications (1)	—	422
Other	287	358
Total	$953	$4,867

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

NOTE 15 - SEGMENT REPORTING

With the Company’s strategic shifts, beginning on January 1, 2011, the Company realigned its reporting segments to better reflect its new operating structure. Effective January 1, 2011, the new reporting segments are as follows:

•      Equipment — Focused on the Company’s equipment sales including network infrastructure and application products. Network infrastructure products mainly include broadband products.  Network application products mainly include IPTV solutions and Wireless infrastructure technologies.

•      Services — Providing services and support of the Company’s equipment products and also the new operational support segment.

Equipment Based Services — Services and support the Company provides to customers after their purchases of equipments.

Operational Support Services — Providing new services through long-term revenue sharing arrangements with the cable operators and the Internet TV platform established by its subsidiary, iTV Media Inc. (formerly Stage Smart). This platform will be accessible by potential customers through a new website which will provide Chinese language content to overseas Chinese with a high-quality user experience consisting of:

•              Integrated multi-screen viewing from a single managed platform

•              Time and location shifting

•              Reliable HD streaming

•              Multi-language programming

•              Value-added interactive service, such as distance-learning, gaming and e-commerce

These revenues will be generated through advertising, subscription and software license fees.

The Company’s Chief Operating Decision Makers make financial decisions based on information it receives from its internal management system and currently evaluates the operating performance and allocates resources to the reporting segments based on segment revenue and gross profit. Cost of sales and direct expenses in relation to production are assigned to the reporting segments. The accounting policies used in measuring segment assets and operating performance are the same as those used at the consolidated level.

Summarized below are the Company’s segment net sales, gross profit and segment margin for the three months ended March 31, 2011 and 2010 based on the current reporting segment structure. The Company has reclassified its previously reported segment information for the three months ended March 31, 2010 to conform to the current segment presentation.

	Three months ended March 31,
Net Sales by Segment	2011	% of net sales	2010	% of net sales
	(in thousands, except percentages)
Equipment	$52,809	86%	$69,180	86%
Services - Equipment Based Services	8,311	14%	11,667	14%
- Operational Support Services	147	0%	—	0%
	$61,267	100%	$80,847	100%

	Three months ended March 31,
Gross profit by Segment	2011	Gross profit %	2010	Gross profit %
	(in thousands, except percentages)
Equipment	$17,126	32%	$22,898	33%
Services - Equipment Based Services	2,181	26%	4,311	37%
- Operational Support Services	(243)	(165)%	—	0%
	$19,064	31%	$27,209	34%

	Three months ended March 31,
Segment Margin and Operating Loss	2011	2010
	(in thousands)
Equipment	$7,735	$11,666
Services - Equipment Based Services	2,169	4,270
- Operational Support Services	(1,201)	—
Total segment margin	8,703	15,936
General and Corporate	(19,840)	(34,695)
Operating Loss	$(11,137)	$(18,759)

General and corporate expenses include all un-allocated expenses such as sales and marketing, general and administration, common research and development expenses, equity award related charges, amortization of intangibles and restructuring and impairment charges.

Sales are attributed to a geographical area based upon the location of the customer. Sales data by geographical area are as follows:

	Three months ended March 31,
		% of net		% of net
Net Sales by region	2011	sales	2010	sales
	(in thousands, except percentages)
United States	$—	—%	$3,453	4%
China	33,215	54%	39,975	49%
Japan	16,240	27%	11,096	14%
India	7,746	13%	5,800	7%
Philippines	977	2%	12,684	16%
Other	3,089	4%	7,839	10%
Net sales	$61,267	100%	$80,847	100%

Long-lived assets, consisting of property, plant and equipment, by geographical area are as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)
United States	$42	$38
China	4,132	3,713
Other	991	1,068
Total long-lived assets	$5,165	$4,819

NOTE 16 - CREDIT RISK AND CONCENTRATION

At March 31, 2011, the Company’s accounts receivable balance included amounts due from affiliates of Softbank representing approximately 48% of the Company’s total accounts receivable, net of allowances for doubtful accounts. At December 31, 2010, the Company’s accounts receivable balance included amounts due from affiliates of Softbank representing approximately 32% of the Company’s total accounts receivables, net of allowances for doubtful accounts.

The following customers accounted for 10% or more of the Company’s net sales during the three months ended March 31, 2011 and 2010:

For the three months ended March 31,	% of net sales

2011
Softbank and affiliates	23%
Bharat Sanchar Nigam Ltd	10%

2010
Philippine Long Distance Telephone Company	16%
Softbank and affiliates	13%

Approximately 52% and 44% of the Company’s net sales during the three months ended March 31, 2011 and 2010, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $38.9 million and $38.2 million as of March 31, 2011 and December 31, 2010, respectively. The Company extends credit to its customers in China generally without requiring collateral. With respect to global sales outside of China, the Company may require letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

Approximately 54% and 49% of the Company’s sales for the three months ended March 31, 2011 and 2010, respectively, were made in China. Additionally, approximately 13% and 7% of the Company’s sales for the three months ended March 31, 2011 and 2010, respectively, were made in India.  Accordingly, the political, economic and legal environment, as well as the general state of China’s and India’s economy may influence the Company’s business, financial condition and results of operations. The Company’s operations in both China and India are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by, among other things, changes in the political, economic and social conditions in both China and India, and by changes in governmental policies with respect to laws and regulations, changes in China’s and India’s telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

NOTE 17 - RELATED PARTY TRANSACTIONS

Softbank and affiliates

The Company recognizes revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers ADSL coverage throughout Japan, which is marketed under the name “YAHOO! BB.” The Company supports Softbank’s fiber-to-the-home service through sales of its carrier class GEPON product as well as its NetRing™ product. In addition, the Company supports Softbank’s new internet protocol television (“IPTV”), through sales of its RollingStream™ product. During the three months ended March 31, 2011 and 2010, the Company recognized revenue and related cost of net sales for sales of telecommunications equipment and services to affiliates of Softbank as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Net sales	$13,851	$10,674
Cost of net sales	5,606	5,094
Gross profit	$8,245	$5,580

Gross profit as a percentage of net sales fluctuations are expected and primarily result from changes in product mix. Included in accounts receivable at March 31, 2011 and December 31, 2010 were $15.0 million and $9.7 million, respectively, related to these transactions. No amounts due to Softbank were included in accounts payable as of March 31, 2011 and $1.3 million due to Softbank was included in accounts payable as of December 31, 2010.

Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of March 31, 2011 and December 31, 2010, the Company’s customer advance balance related to Softbank agreements was $0.2 million and $0.2 million, respectively. The current deferred revenue balance related to Softbank was $2.2 million and $2.3 million as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, the Company’s noncurrent deferred revenue balance related to Softbank was $7.4 million compared to $6.6 million as of December 31, 2010.

As discussed in Note 6, the Company has a $1.8 million investment in SBI. Affiliates of Softbank have a controlling interest in SBI.

As of March 31, 2011, Softbank beneficially owned approximately 9.4% of the Company’s outstanding stock.

Yellowstone

Subsequent to the completion of BEIID investment on September 7, 2010, one of the Company’s new directors also serves as a director for Yellowstone Investment Advisory Ltd (“Yellowstone”).  Yellowstone provides strategic partnerships, joint ventures or acquisitions consulting to support the Company’s transformation of its business model.  During the first quarter of 2011, the Company paid approximately $1.0 million which consists of a $0.9 million as success fee for acquisition support services compared to $0.1 million for consulting services for the three months ended March 31, 2010.

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

EXECUTIVE SUMMARY

We are a leading provider of Internet Protocol (“IP”)-based network solutions including the integration and support services in Internet Protocol TV (“IPTV”), Interactive (“iD”)TV, Internet TV and Broadband for cable and telecom operators. Our focus is to design and sell IP-based telecommunications infrastructure products including our primary product suite of IPTV, and broadband solutions along with the ongoing services relating to the installation, operation and maintenance of these products. Collectively our range of solutions is designed to expand and modernize telecommunications networks through smooth network system integration, lower operating costs and increased broadband access. We also provide the carriers with increased revenue opportunities by enhancing their subscribers’ user experience. The majority of our business is based in China, Japan, India and other Asian markets. We also continue to maintain a presence in selective markets in Latin America and Europe through resellers.

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

In October 2010, we announced several critical shifts in our business strategy, including an increased focus on the Chinese and Asian markets, the pursuit of telecom and cable network customers in parallel and using our expertise in building and operating technology and service platforms for IPTV and Internet TV to sell more end-to-end solutions to service providers. We are expanding beyond our traditional equipment sales business and plan to expand our service-based revenue sources organically and through mergers and acquisitions. We are also developing and acquiring solutions for on-line advertising management, value added services, content providers and producers and website set-up and expect to enter into revenue sharing and strategic partnership arrangements that would provide for recurring revenue streams.

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

Overview of Our First Quarter 2011

•      Net sales decreased by $19.5 million to $61.3 million during the first quarter of 2011 compared to the same period in 2010. The decrease was primarily driven by the wind-down of our handset business which resulted in a decrease of $3.9 million in revenue,  as well as the decrease in sales of all other major product lines especially in MSAN products offset by the $6.6 million increase in sales of PTN products.

•      Gross profit was $19.1 million, or 31% of net sales, in the first quarter of 2011, compared to $27.2 million, or 34% of net sales, in the corresponding period of 2010. The overall gross profit decrease both in absolute dollars and percentage of net sales was primarily due to decreased sales in equipment as well as a lower contribution of the Equipment Based Services segment which had higher margin in iPAS and international service in the corresponding period of 2010.

•      Selling, general and administrative and research and development operating expenses decreased by $13.4 million during the three months ended March 31, 2011 compared to the same period of 2010. The decrease was primarily a result of cost reduction initiatives.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Condensed Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and accompanying notes. Estimates are based on historical experience, knowledge of economic and market factors and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals including third party commissions payable, restructuring liabilities, litigation and other contingencies, stock-based compensation, product warranty, variable interest entities, inventories, deferred costs, research and development and capitalized software development costs, income taxes, impairment of intangible assets and long-lived assets, and valuation and impairment of investments have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. Management believes that there have been no significant changes during the three months ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 2 of notes to our condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

With our strategic shifts, beginning on January 1, 2011, we realigned our reporting segments to better reflect our new operating structure. Effective January 1, 2011, the new reporting segments are as follows:

•      Equipment — Focused on our equipment sales including network infrastructure and application products. Network infrastructure products mainly include broadband products. Network application products mainly include IPTV solutions and Wireless infrastructure technologies.

•      Services — Providing services and support of the Company’s equipment products and also the new operational support segment.

Equipment Based Services — Services and support the Company provides to customers after their purchases of equipments.

Operational Support Services — Providing new services through long-term revenue sharing arrangements with the cable operators and the Internet TV platform established by its subsidiary, iTV Media Inc. (formerly Stage Smart). This platform will be accessible by potential customers through a new website which will provide Chinese language content to overseas Chinese with a high-quality user experience consisting of:

•              Integrated multi-screen viewing from a single managed platform

•              Time and location shifting

•              Reliable HD streaming

•              Multi-language programming

•              Value-added interactive service, such as distance-learning, gaming and e-commerce

These revenues will be generated through advertising, subscription and software license fees.

We have reclassified our previously reported segment information for the three months ended March 31, 2010 to conform to the current segment presentation.

NET SALES

	Three months ended March 31,
		% of net		% of net
Net Sales by Segment	2011	sales	2010	sales
	(in thousands, except percentages)
Equipment	$52,809	86%	$69,180	86%
Services - Equipment Based Services	8,311	14%	11,667	14%
- Operational Support Services	147	0%	—	0%
	$61,267	100%	$80,847	100%

	Three months ended March 31,
		% of net		% of net
Net Sales by region	2011	sales	2010	sales
	(in thousands, except percentages)
United States	$—	0%	$3,453	4%
China	33,215	54%	39,975	49%
Japan	16,240	27%	11,096	14%
India	7,746	13%	5,800	7%
Philippines	977	2%	12,684	16%
Other	3,089	4%	7,839	10%
Net sales	$61,267	100%	$80,847	100%

Three months ended March 31, 2011 and 2010

Net sales decreased by 24% to $61.3 million during the three months ended March 31, 2011 compared to $80.8 million for the same period in 2010. The Equipment segment net sales decreased by $16.4 million, mainly driven by the wind-down of our handset business which resulted in a decrease of $3.9 million in revenue,  as well as the decrease in sales of all other major product lines especially in MSAN products offset by the $6.6 million increase in sales of PTN products.  Sales of MSAN products decreased by $11.5 million during the three months ended March 31, 2011 from the same period in 2010 as we recognized $11.9 million on MSAN product revenue from an international customer during the three months ended March 31, 2010.  The Equipment Based Service segment net sales were $8.3 million for the three months ended March 31, 2011 as compared to $11.7 million for the same period of 2010. The decrease was due to the fewer iPAS maintenance contracts due to the anticipated phase out of PHS in 2011 and the decreased international service renewals.

For additional discussion, see the “Segment Reporting” section of this Item 2.

In 2011 and beyond, we do not expect significant new contracts for our PAS handsets and infrastructure equipment. As of March 31, 2011, we had approximately $70.5 million of deferred revenue associated with PAS infrastructure sales to be recognized ratably over the expected period of support which is expected to end by December 31, 2011. We review assumptions regarding the estimated post contract support periods on a regular basis. Due to the China telecommunication industry restructuring and launch of 3G services in China, the Ministry of Industry and Information Technology of China announced that PAS services in China will be phased out by January 1, 2012. In the fourth quarter of 2009, we determined the remaining expected period of support as 2 years and hence deferred revenue associated with PAS infrastructure is being recognized ratably beginning in the fourth quarter of 2009 through the fourth quarter of 2011.

The economic uncertainty that we are operating in today could adversely impact our business. However, the majority of our business is based in China and India—two countries that are still projected to have economic growth in future years. We currently offer and have initial market acceptance of our IPTV products in China and India. We believe that the IPTV market presents a meaningful growth opportunity in these regions as well as other regions where we have targeted to expand our IPTV offerings. Also in India, our sales cycle related to infrastructure expansion has been extended which will result in uncertainty in obtaining future contracts. Our growth in India, however, may be adversely impacted by recent changes in India requiring all manufacturers to satisfy certain security and supply chain standards to the satisfaction of Indian authorities. We are pursuing alternative long-term solutions and working with the carriers who purchase our products to ensure we can satisfy these new requirements.

GROSS PROFIT

	Three months ended March 31,
Gross profit by Segment	2011	Gross profit %	2010	Gross profit %
	(in thousands, except percentages)
Equipment	$17,126	32%	$22,898	33%
Services - Equipment Based Services	2,181	26%	4,311	37%
- Operational Support Services	(243)	(165)%	—	0%
	$19,064	31%	$27,209	34%

Cost of sales consists primarily of material and labor costs associated with manufacturing, assembly and testing of products, costs associated with installation and customer training, warranty costs, fees to agents, inventory and contract loss provisions and overhead. Cost of sales also includes import taxes and tariffs on components and assemblies. Some components and materials used in our products are purchased from a single supplier or a limited group of suppliers and, in some cases, are subject to us obtaining Chinese import permits and approvals. We also relied on third party manufacturers to manufacture and assemble most of our set-top-boxes.

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

Three months ended March 31, 2011 and 2010

Gross profit was $19.1 million, or 31%, of net sales, in the three months ended March 31, 2011 compared to $27.2 million, or 34% of net sales, in the corresponding period of 2010. The overall gross profit decrease both in absolute dollars and percentage of net sales was primarily due to decreased sales of equipment as well as lower contribution from the Equipment Based Services segment which had higher margin in the corresponding period of 2010 due to iPAS and international service.

For additional discussion, see “Segment Reporting” section of this Item 2.

OPERATING EXPENSES

The following table summarizes our operating expenses during the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
		% of net		% of net
	2011	sales	2010	sales
	(in thousands, except percentages)
Selling, general and administrative	$19,297	32%	$30,190	37%
Research and development	7,564	12%	10,023	13%
Amortization of intangible assets	310	1%	—	—%
Restructuring	3,064	5%	7,507	9%
Gain on divestitures	(34)	(0)%	(1,752)	(2)%
Total net operating expenses	$30,201	49%	$45,968	57%

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

SELLING, GENERAL AND ADMINISTRATIVE

Three months ended March 31, 2011 and 2010

SG&A expenses were $19.3 million for the three months ended March 31, 2011, a decrease of $10.9 million as compared to $30.2 million for the same period in 2010. The decrease in SG&A expense was primarily due to a $7.1 million decrease in personnel related expenses as a result of our restructuring actions and recent cost reduction measures, a $1.3 million decrease in the provision for doubtful accounts, a $1.2 million reduction in legal and accounting fees as a result of reduced activity in investigations and litigation, a $0.8 million decrease in facilities and facilities related expenses, a $0.3 million reduction in tax fee and licenses fee, $0.2 million savings from reduction in use of outside services and a $0.3 million reduction in insurance as a result of reduced business operations worldwide.

RESEARCH AND DEVELOPMENT

Three months ended March 31, 2011 and 2010

R&D expenses decreased by $2.5 million during the three months ended March 31, 2011 compared to the same period in 2010. The decrease was mainly due to a $2.3 million decrease in personnel related expenses as a result of our restructuring actions, and a $0.1 million savings from reduction in use of outside services.

AMORTIZATION OF INTANGIBLE ASSETS

Three months ended March 31, 2011 and 2010

The amortization of intangible assets acquired in the iTV Media investment (formerly Stage Smart) for the three months ended March 31, 2011 was $0.3 million. There was no amortization of intangible assets for the three months ended March 31, 2010.

RESTRUCTURING

Three months ended March 31, 2011

During the first quarter of 2011, we recorded approximately $3.0 million in restructuring charges of which $3.0 million was related to the 2009 Restructuring Plan and an immaterial amount was related to the 2008 Restructuring Plan.

On June 9, 2009, our Board of Directors approved a restructuring plan (the “2009 Restructuring Plan”) designed to reduce our operating costs. The 2009 Restructuring Plan includes a worldwide reduction in force of approximately 50% of our headcount, or approximately 2,300 employees located primarily in China and the United States and, to a lesser degree, other international locations. During the three months ended March 31, 2011, we recorded restructuring costs of approximately $3.0 million related to the 2009 Restructuring Plan. The restructuring costs for the three months ended March 31, 2011 primarily related to severance and benefits related to additional employees included in the 2009 Restructuring Plan. Total restructuring costs recorded through March 31, 2011 related to the 2009 Restructuring Plan approximated $59.0 million.

During fiscal 2008, we implemented a restructuring plan (the “2008 Restructuring Plan”) primarily related to a global reduction in force across all functions and employee terminations at certain non-core operations which we were in the process of winding down. The total number of employees affected totaled approximately 750, including 350 in China, 200 in Korea and 200 in other locations including the United States. During the three months ended March 31, 2011, we recorded immaterial additional restructuring costs related to the 2008 Restructuring Plan for severance and benefit costs being recognized over the remaining service period for employees included in the 2008 Restructuring Plan. Total restructuring costs recorded through March 31, 2010 related to the 2008 Restructuring Plan approximated $19.7 million.

Three months ended March 31, 2010

During the first quarter of 2010, we recorded approximately $7.5 million in restructuring charges of which $7.1 million related to the 2009 Restructuring Plan and $0.4 million related to the 2008 Restructuring Plan. The $7.1 million of charges were related to the 2009 Restructuring Plan, net of approximately $0.3 million of reversal of charges recorded in fiscal year 2009. The restructuring costs for the three months ended March 31, 2010 primarily related to severance and benefits related to additional employees included in the Restructuring Plan. Total restructuring costs recorded through March 31, 2010 related to the 2009 Restructuring Plan approximated $47.1 million.

STOCK-BASED COMPENSATION EXPENSE

At March 31, 2011, there was approximately $4.8 million of total unrecognized compensation cost, as measured, related to non-vested stock options and restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 3.1 years. The following table summarizes the stock-based compensation expense in our consolidated statement of operations:

	Three months ended March 31,
	2011	2010
	(in thousands)
Cost of net sales	$9	$57
Selling, general and administrative	526	1,401
Research and development	71	208
Restructuring	—	1,194
Total	$606	$2,860

OTHER INCOME (EXPENSE)

INTEREST INCOME

Three months ended March 31, 2011 and 2010

Interest income was $0.5 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively. The increase in interest income was primarily due to the increase in cash balance for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

INTEREST EXPENSE

Three months ended March 31, 2011 and 2010

Interest expense was $0.1 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

OTHER INCOME, NET

Three months ended March 31, 2011 and 2010

Other income was $0.9 million for the three months ended March 31, 2011 as compared to other income of $4.9 million for the three months ended March 31, 2010. Other income for the three months ended March 31, 2011 mainly consisted of $0.6 million of foreign currency gains. Other income for the three months ended March 31, 2010 was primarily due to $4.1 million of foreign currency gains, a $0.4 million settlement proceeds with MRV Communications (“MRV”) related to our investment in MRV which was sold in 2009, and $0.4 million of other immaterial items.

INCOME TAX EXPENSE

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

Three months ended March 31, 2011 and 2010

Income tax expense was $0.8 million for the three months ended March 31, 2011 compared to $2.4 million for the three months ended March 31, 2010. The decrease in income tax expense in the first quarter of 2011 compared with the first quarter of 2010 was primarily due to the decrease in annual effective tax rate estimated in the first quarter of 2011 as a result of the increase in ordinary income in lower tax jurisdictions where the Company expects to be profitable.

SEGMENT REPORTING

Summarized below are our segment sales revenue and gross profit for the three months ended March 31, 2011 and 2010, respectively.

Equipment

	Three months ended March 31,
	2011	2010
	(in thousands, except percentages)
Net sales	$52,809	$69,180
Gross profit	$17,126	$22,898
Gross profit as a percentage of net sales	32%	33%

During the three months ended March 31, 2011, sales of Equipment segment decreased by $16.4 million as compared to the same period in 2010.  The decrease was mainly driven by the wind-down of our handset business which resulted in a decrease of $3.9 million in revenue,  as well as the decrease in sales of all other major product lines especially in MSAN products offset by the $6.6 million increase in sales of PTN products in Japan. Sales of MSAN products decreased by $11.5 million during the three months ended March 31, 2011 from the same period of 2010, as we recognized $11.9 million on MSAN product revenue from an international customer during the three months ended March 31, 2010. Softbank in Japan, one of our largest infrastructure customers, represented approximately 21% and 11% of total sales of the Equipment segment during the three months ended March 31, 2011 and 2010, respectively.

The gross profit and gross profit as a percentage of net sales decreased to $17.1 million and 32%, respectively, for the three months ended March 31, 2011 from $22.9 million and 33% for the corresponding period in 2010. The decrease was primarily due to lower sales during the three months ended March 31, 2011.

We plan to pursue opportunities for our IPTV product portfolios in multiple markets. We believe that the IPTV market presents a meaningful growth opportunity. We currently offer and have initial market acceptance of our IPTV products in China and India.

We may incur additional warranty expense and inventory write-downs as we introduce new products and may be required to accrue additional contract losses for certain fixed price contracts as these contracts progress. These factors will result in negative impacts on our future gross margins, results of operations and financial position.

Services

Equipment Based Services

	Three months ended March 31,
	2011	2010
	(in thousands, except percentages)
Net sales	$8,311	$11,667
Gross profit	$2,181	$4,311
Gross profit as a percentage of net sales	26%	37%

Equipment Based Service sales decreased by 29%, or $3.4 million during the three months ended March 31, 2011, as compared to the same periods in 2010. The decrease was mainly due the phase-out of PHS as well as the decreased international service. Softbank in Japan, one of our largest infrastructure customers, represented approximately 34% and 27% of total Equipment Based Service sales during the three months ended March 31, 2011 and 2010, respectively.

Gross profit percentage decreased to 26% for the three months ended March 31, 2011 from 37% for the corresponding period in 2010. The decrease in gross profit percentage was primarily due to fewer iPAS maintenance contracts due to the anticipated phase out of PHS in 2011, and the decreased international service renewals which had higher margin.

Operational Support Services

	Three months ended March 31,
	2011	2010
	(in thousands, except percentages)
Net sales	$147	$—
Gross profit	$(243)	$—
Gross profit as a percentage of net sales	(165)%	0%

Starting from the first quarter of 2011, Operational Support Services was set up as our new segment and will provide new services through long-term revenue sharing arrangements with the cable operators and the Internet TV platform established by our subsidiary, iTV Media Inc. We are developing an Internet TV service offering, iTV.cn, through which we expect to eventually distribute content to audiences on a global basis.  The convergence of networks, including fixed, mobile, cable and Internet, and the convergence of Internet-enabled devices through technological evolution provide an opportunity to significantly enhance viewers’ TV experience. We anticipate launching the iTV.cn subscription service in the second half of 2011 in the format of scheduled broadcasts, pay-per-view and video-on-demand.  We plan to offer this service initially in two to three targeted regions and, over time, to expand the offering on a global basis.  We expect this platform to generate revenue through subscription, advertising and value-added service in the coming years.

For the three months ended March 31, 2011, the income was from our IP Signage revenue sharing project. We expect market share and income from this segment to increase in the second half of 2011 and beyond.

RELATED PARTY TRANSACTIONS

Softbank and affiliates

We recognize revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers ADSL coverage throughout Japan, which is marketed under the name “YAHOO! BB.” We support Softbank’s fiber-to-the-home service through sales of our carrier class GEPON product as well as our NetRing™ product. In addition, we support Softbank’s new internet protocol television (“IPTV”), through sales of our RollingStream™ product. During the three months ended March 31, 2011 and 2010, we recognized revenue and related cost of net sales for sales of telecommunications equipment and services to affiliates of Softbank as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Net sales	$13,851	$10,674
Cost of net sales	5,606	5,094
Gross profit	$8,245	$5,580

Gross profit as a percentage of net sales fluctuations are expected and primarily result from changes in product mix. Included in accounts receivable at March 31, 2011 and December 31, 2010 were $15.0 million and $9.7 million, respectively, related to these transactions. No amounts due to Softbank were included in accounts payable at March 31, 2011 and $1.3 million due to Softbank was included in accounts payable at December 31, 2010.

Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of March 31, 2011 and December 31, 2010, our customer advance balance related to Softbank agreements was $0.2 million and $0.2 million, respectively. The current deferred revenue balance related to Softbank was $2.2 million and $2.3 million as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, our noncurrent deferred revenue balance related to Softbank was $7.4 million compared to $6.6 million as of December 31, 2010.

As discussed in Note 6 to our condensed consolidated financial statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q, we have a $1.8 million investment in SBI. Affiliates of Softbank have a controlling interest in SBI.

As of March 31, 2011, Softbank beneficially owned approximately 9.4% of our outstanding stock.

Yellowstone

Subsequent to the completion of BEIID investment on September 7, 2010, one of our new directors also serves as a director for Yellowstone Investment Advisory Ltd (“Yellowstone”).  Yellowstone provides strategic partnerships, joint ventures or acquisitions consulting to support our transformation of business model.  During the first quarter of 2011, we paid approximately $1.0 million which consists of a $0.9 million as success fee for acquisition support services compared to $0.1 million for consulting services for the three months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations and other commitments on our liquidity and capital resources.

Balance Sheets and Cash Flows

Cash and Cash Equivalents and Short-term Investments

	March 31,	December 31,
	2011	2010	Change
	(in thousands)

Cash and cash equivalents	$306,833	$351,507	$(44,674)
Short-term investments - Bank notes	3,530	546	2,984
Total	$310,363	$352,053	$(41,690)

	Three months ended March 31,
	2011	2010	Change
	(in thousands)
Cash used in operating activities	$(39,383)	$(44,115)	$4,732
Cash (used in) provided by investing activities	(6,385)	11,443	(17,828)
Cash used in financing activities	—	(25)	25
Effect of exchange rate changes on cash and cash equivalents	1,094	1,295	(201)
Net decrease in cash and cash equivalents	$(44,674)	$(31,402)	$(13,272)

Cash and cash equivalents, consisting primarily of bank deposits and money market funds, are recorded at cost which approximates fair value because of the short-term nature of these instruments. At March 31, 2011, cash and cash equivalents approximating $178.0 million was held by our subsidiaries in China.

Cash used in operating activities during the three months ended March 31, 2011 of $39.4 million resulted primarily from the net loss of $10.5 million, adjusted for $0.3 million amortization of deferred gain on sale-leaseback of Hangzhou building, and by changes in net operating assets and liabilities using net cash of $32.5 million primarily amortization of deferred revenue, partially offset by non-cash charges including $0.7 million of depreciation and amortization, $0.6 million stock-based compensation and $2.7 million provision for doubtful accounts. Cash used in operating activities during the three months ended March 31, 2010 of $44.1 million resulted primarily from the net loss of $16.0 million, adjusted for $2.2 million gains from investing activities, and by changes in net operating assets and liabilities using net cash of $34.8 million, partially offset by non-cash charges including $2.0 million of depreciation and amortization, $2.9 million stock-based compensation and $4.0 million provision for doubtful accounts.

Cash used in investing activities during the three months ended March 31, 2011 of $6.4 million primarily included changes in restricted cash of $2.7 million, $2.3 million for net purchases of short-term investments, $0.9 million for purchases of property, plant and equipment and $0.6 million for purchase of an investment interest. Cash provided by investing activities during the three months ended March 31, 2010 of $11.4 million included net proceeds from divestiture of $1.5 million, deposit received on pending sale of building of $6.6 million, and changes in restricted cash of $5.0 million, offset partially by cash outflows including $1.8 million for net purchases of short-term investments, $0.5 million for purchases of property, plant and equipment and $0.6 million for purchase of an investment interest.

Cash used in financing was immaterial during the three months ended March 31, 2011 and 2010.

Accounts Receivable, Net

Accounts receivable increased by $0.8 million from $30.1 million at December 31, 2010 to $30.9 million at March 31, 2011. At March 31, 2011, our allowance for doubtful accounts was $35.1 million on gross receivables of $66.0 million. We recorded provision for doubtful accounts of $2.7 million in the first quarter of 2011 related to aging receivables resulting from a slowdown in customer payments. We assess collectability of receivables based on a number of factors including analysis of creditworthiness, our customer’s historical payment history and current economic conditions, our ability to collect payment and on the length of time an individual receivable balance is outstanding. We have certain accounts receivable in China that have been outstanding for a significant period of time. We provide allowances for these receivables based on the criteria discussed above. While we believe we have sufficient experience and knowledge of the China market and customer payment patterns to reasonably estimate such allowances, actual payment patterns and customer behavior could differ from our expectations.

Inventories and Deferred Costs

The following table summarizes our inventories and deferred costs:

	March 31,	December 31,	Increase
	2011	2010	(Decrease)
	(in thousands)
Inventories:
Raw materials	$11,289	$6,718	$4,571
Work in-process	4,143	6,836	(2,693)
Finished goods	35,468	34,850	618
Total inventories	$50,900	$48,404	$2,496

Short-term deferred costs	$119,541	$111,179	$8,362
Long-term deferred costs	$111,562	$132,587	$(21,025)

Inventories consist of product held at our manufacturing facility and warehouses, as well as finished goods at customer sites for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer. Finished goods at customer sites were approximately $29.7 million and $23.5 million at March 31, 2011 and December 31, 2010, respectively.

Inventories of approximately $0.1 million held by our manufacturing outsource partner are recorded in Prepaids and Other Current Assets in the condensed consolidated balance sheets at March 31, 2011. Inventories of approximately $0.6 million held by our manufacturing outsource partner are recorded in Prepaids and Other Current Assets in the condensed consolidated balance sheets at December 31, 2010. The Company recorded a $14.6 million inventory write-down in 2010 for MSAN and MSTP for two international customer contracts due to the reduction in product demands.

Deferred costs consist of product shipped to the customer where the rights and obligations of ownership have passed to the customer, but revenue has not yet been recognized due to prolonged acceptance periods for tests and the existence of undelivered elements, such as post-contract support including software update rights for which the Company does not have a vendor specific objective evidence of fair value. Given that there is uncertainty about customer acceptance until the customer completes its internal testing and procedures, the Company waits until the issuance of the final acceptance certificate to support its assertion that the delivery of products and services has occurred. For significant customer contracts involving larger and complex projects where there is on-site testing at multiple locations and the taking over of product warranty and product title occurs after the acceptance of the products and services, acceptance is substantive to the transaction. For certain significant contracts that required the Company to provide post-contract customer support over a long period of time (for example, seven years) for which the Company has been unable to establish vendor specific objective evidence of fair value upon delivery of all elements except for post-contract support, the Company amortizes the deferred revenue and related deferred costs of goods sold over the post-contract support period.

Liquidity

We have incurred net losses attributable to UTStarcom, Inc. of $65.1 million, $225.7 million and $150.3 million during the years ended December 31, 2010, 2009 and 2008, respectively.  During the three months ended March 31, 2011, we incurred a net loss of $10.5 million. We have recorded operating losses in 24 of the 25 consecutive quarters in the period ended March 31, 2011. At March 31, 2011, we had an accumulated deficit of $1,142.6 million. As operating results are expected to improve in 2011 compared with prior years, we expect to break-even on a full year basis in 2011.

We incurred net cash outflows from operations of $92.2 million, $67.4 million and $55.2 million in 2010, 2009 and 2008, respectively. Cash used in operations was $39.4 million during the three months ended March 31, 2011.  At March 31, 2011, we had cash and cash equivalents of $306.8 million, of which $178.0 million was held by our subsidiaries in China. China imposes currency exchange controls on certain transfers of funds to and from China. The amount of cash available for transfer from the China subsidiaries will be limited both by the liquidity needs of the subsidiaries in China and the restriction on currency exchange by Chinese-government mandated requirements including currency exchange controls on certain transfers of funds outside of China.

Our China subsidiaries have an accumulated profit of $83.2 million, as of March 31, 2011 determined in accordance with Chinese accounting standards that could be paid as dividends. We believe our accumulated profits will provide us with the ability to declare dividends sufficient to meet our liquidity needs in the future. Our China subsidiaries paid an aggregate $150 million in dividends to our U.S. parent company during the year ended December 31, 2007 and another $100 million in February 2008. While these cash transfers are offset and eliminated in preparing our consolidated cash flow statements, they have been a principal source of funding of our non-China operations during the periods in which they were made. In February 2009, our China subsidiaries paid an additional $50 million in dividends to our U.S. parent company. However, going forward, the amount of cash available for transfer from the China subsidiaries will be limited both by the liquidity needs of the subsidiaries in China and the restriction on currency exchange by Chinese-government mandated requirements including currency exchange controls on certain transfers of funds outside of China.

At March 31, 2011, we had approximately $28.6 million of available credit facilities. In the second quarter of 2010, we entered into two credit facilities totaling $29.4 million. Both credit facilities can be used for the issuance of certain letters of credit and guarantees and both facilities expire in the second quarter of 2011.

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

In the past years, we took a number of actions to improve our liquidity. In 2008, we retired our convertible subordinated notes and related accrued interest, completed the sale of PCD, divested several Business Units and wind down our Korea based handset operations, and announced initiatives including efforts to eliminate functional duplications by consolidation of a number of functions into our China operations. In June 2009, management expanded the initiatives to include a worldwide reduction in workforce, outsourcing of manufacturing operations and optimizing research and development spending with a focus on selected products. Our year-over-year from 2009 to 2010  selling, general and administrative and research and development operating expenses decreased significantly in 2010 compared with 2009 and management believes the continuing efforts to stream-line operations will enable our fixed cost base to be better aligned with operations, market demand and projected sales levels. If projected sales do not materialize, we will need to take further actions to reduce costs and expenses or explore other cost reduction options.

In December 2009, we entered into a Sales Leaseback Agreement for the sale of our manufacturing, research and development, and administrative offices facility in Hangzhou, China to a third party for approximately $138.8 million with leaseback of a portion of the facility. As of May 31, 2010, we had received all of the sales proceeds and met all criteria for consummation of sale of the Hangzhou facility. On May 31, 2010, the buyer and we agreed that all conditions precedent to the closing had been met and the leaseback commenced on June 1, 2010. On December 8, 2010, the Company formally notified the landlord of our decision to early terminate the lease in June 2011, six months in advance, according to the termination clause in the Lease agreement.

On February 1, 2010, we entered into agreements for a strategic relationship with Beijing E-town International Investment and Development Co., Ltd (“BEIID”) which includes an investment of $48.5 million in our common stock by BEIID, and two unrelated investment funds, Elite Noble Limited and Shah Capital Opportunity Fund LP. The stock purchase agreements were subsequently amended on May 4, 2010, June 4, 2010 and July 7, 2010, respectively. These investments closed in September 2010. Under the terms of agreements, as revised, we received a cash amount of $34.6 million, net of issuance costs, and issued approximately 18.1 million shares of common stock and an option to purchase up to an additional 4.0 million shares of common stock for approximately $8.1 million through November 8, 2010. The option expired unexercised as of December 31, 2010.

Management believes that the continuing efforts to stream-line our operations will enable our fixed cost base to be better aligned with operations, market demand and projected sales level. Management believes that both our China and non-China operations will have sufficient liquidity to finance working capital and capital expenditure needs in excess of 12 months. However, the Company has concentrated its business in Asia, particularly China, India and Japan. Any unforeseen prolonged economic and /or political risk in these markets could impact the Company’s customers in making their respective investment decisions and could have a material impact on the foregoing assessment. There can be no assurance that additional financing, if required, will be available on terms satisfactory to us or at all, and if funds are raised in the future through issuance of preferred stock or debt, these securities could have rights, privileges or preference senior to those of our common stock and newly issued debt could contain debt covenants that impose restrictions on our operations. Further, any sale of newly issued debt or equity securities could result in additional dilution to our current shareholders.

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

The CIT Law provides the reduced 15% enterprise income tax rate for qualified high and new technology enterprises. Two of the Company’s China subsidiaries, HUTS and UTSC, through which the majority of our business in China is conducted, obtained their High and New Technology Enterprise Certificates, or High-tech Certificates, from the relevant approval authorities on September 19, 2008 and December 30, 2008, respectively, and thereafter were approved to pay CIT at the reduced tax rate of 15%. The approval for the reduced 15% tax rate is valid for three years and applies retroactively from January 1, 2008, subject to possible re-assessment by the approval authorities. During the re-assessment, the tax authority may suspend the implementation of the reduced 15% rate. HUTS’s High-tech Certificate will expire on September 19, 2011 and UTSC’s High-tech Certificate will expire on December 30, 2011. HUTS and UTSC may apply for the extension of their respective High-tech Certificates prior to the expiration date of the respective certificates and, if approved, each extended term will be three years. If HUTS or UTSC fails to pass the re-assessment by the approval authorities or fails to renew its High-tech Certificate, the preferential tax rate of 15% will cease to apply and HUTS or UTSC would be subject to a tax rate of 25%. However, since both entities are currently in significant loss positions, the change in tax rate will not have a material adverse impact on the business or liquidity until the two China subsidiaries begin to generate profit and deplete all the net operating loss carry forwards.

Proposed Reorganization

On January 10, 2011, we announced a proposed reorganization to change our place of incorporation from Delaware to the Cayman Islands. The reorganization is expected to involve UTStarcom’s merger with a newly formed subsidiary, as a result of which we will become a wholly owned subsidiary of a Cayman Islands holding company (“UTStarcom Cayman”). It is expected that each outstanding share of common stock of the Company will be converted into the right to receive one ordinary share of UTStarcom Cayman, which will be issued by UTStarcom Cayman in connection with the merger pursuant to a registered offering. Following the merger, UTStarcom Cayman, together with its subsidiaries, is expected to own and continue to conduct UTStarcom’s business in substantially the same manner as is currently being conducted by UTStarcom and its subsidiaries. While UTStarcom Cayman will be taxed as a United States corporation, it is expected to qualify as a foreign private issuer for purposes of its reporting obligations with the SEC, which we expect will reduce our compliance operating costs. The shares of UTStarcom Cayman are expected to be listed on the NASDAQ Stock Market. We expect that neither UTStarcom nor UTStarcom Caymans will incur U.S. income tax as a result of completion of the merger.

Off-balance sheet arrangements

At March 31, 2011, we did not have any off-balance sheet arrangements.

Contractual obligations and other commitments

Our obligations under contractual obligations and commercial commitments at March 31, 2011 were as follows:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)

Operating leases	$23,657	$8,377	$8,364	$6,215	$701
Letters of credit	20,146	13,783	3,690	152	2,521
Purchase commitments	40,873	38,120	2,753	—	—
Total	$84,676	$60,280	$14,807	$6,367	$3,222

Operating leases

We lease certain facilities under non-cancelable operating leases that expire at various dates through “2013” to “2016”. In connection with the Sale Leaseback Agreement, on February 1, 2010, we entered into a Lease Contract (the “Leaseback”) with respect to the leaseback of a portion of the Hangzhou facility. The Leaseback became effective on June 1, 2010 and will be early terminated in June 2011. We entered into a new lease for research and development and administrative office in Hangzhou, China. The contractual obligations related to the Leaseback through June 2011 and Hangzhou office new lease through July 2016 are included in the table above.

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

Uncertain tax positions

As of March 31, 2011, we had $56.7 million of gross unrecognized tax benefits, of which $14.5 million related to tax benefits that, if recognized, would impact the annual effective tax rate. The remaining $42.2 million gross unrecognized tax benefits, if recognized, would impact certain deferred tax assets.

Third Party Commissions

We record accruals for commissions payable to third parties in the normal course of business. Such commissions are recorded based on the terms of the contracts between us and the third parties and paid pursuant to such contracts. Consistent with our accounting policies, these commissions are recorded as cost of net sales in the period in which the liability is incurred. As of March 31, 2011, we had approximately $0.4 million of such accrued commissions. Management has performed, and continues to perform, follow-up procedures with respect to these accrued commissions. Upon completion of such follow-up procedures, if the accrued commissions have not been claimed and the statute of limitations, if any, has expired, we will reverse such accruals. Such reversals are recorded in the consolidated statement of operations during the period management determines that the accruals are no longer necessary. With the assistance of our China counsel, we concluded that for certain of these accrued commissions the statute of limitations had expired in August 2010 and November 2010, two years after formal communication was sent to these agents. During the year ended December 31, 2010, approximately $6.0 million was released to cost of net sales as a result of expiration of statute of limitations. No significant reversals of accruals for third party commissions are expected in 2011. During the quarter ended March 31, 2011 and 2010, none was released to cost of net sales as a result of expiration of statute of limitations.

India Department of Telecommunication Security and Supply Chain Standards

Recent changes in India require equipment manufacturers to satisfy certain security and supply chain standards to the satisfaction of Indian authorities. Management entered into such agreements with several customers in India which establish detailed security and supply chain standards covering products supplied to these telecommunication customers. These agreements contain significant penalty clauses in the event a security breach is detected related to product supplied by us. Management is unable to estimate the likelihood or the financial impact of any such potential security breach on our financial position, results of operations, or cash flows as the regulation is still under further review by DOT and new interpretation is expected later in 2011. As of March 31, 2011, we have not been subject to any penalty liability related to these agreements. In the first quarter of 2011, there were no revenue recognized in relation to contracts signed after the effective date of the agreements. We continue to assess the potential impact these agreements may have on the timing of revenue recognition.

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

We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. Our policy is to limit the risk of principal loss and to ensure the safety of invested funds by generally attempting to limit market risk. Funds in excess of current operating requirements are mostly invested in money market funds which are rated AAA. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2011 the carrying value of our cash and cash equivalents approximated fair value.

The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at March 31, 2011:

(in thousands, except interest rates)
Cash and cash equivalents	$306,833
Average interest rate	0.74%

Restricted cash - short-term	$20,057
Average interest rate	0.10%

Short-term investments	$3,530
Average interest rate	0.00%

Restricted cash - long-term	$6,994
Average interest rate	0.02%

Total investment securities	$337,414
Average interest rate	0.68%

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

Historically, the majority of our foreign-currency denominated sales have been made in China, denominated in Renminbi. Additionally, since 2006, we made significant sales in Japanese Yen, Euros, Indian Rupees and Canadian Dollars. Due to China’s currency exchange control regulations, we are limited in our ability to convert and repatriate Renminbi, as well as in our ability to engage in foreign currency hedging activities in China. The balance of our cash and cash equivalents held in China was $178.0 million at March 31, 2011. Since China un-pegged the Renminbi from the U.S. Dollar in July, 2005, through March 31, 2011, the Renminbi has strengthened by approximately 20% versus the U.S. Dollar. However, it is uncertain what further adjustments may be made in the future.

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

Given our exposure to international markets, we regularly monitor all of our material foreign currency exposures. We use sensitivity analysis to measure our foreign currency risk by computing the potential decrease in cash flows that may result from adverse or beneficial changes in foreign exchange rates, relative to the functional currency with all other variables held constant. The analysis covers all of our underlying exposures for foreign currency denominated financial instruments. The foreign currency exchange rates used were based on market rates in effect at March 31, 2011. The sensitivity analysis indicated that a hypothetical 10% adverse or beneficial movement in exchange rates would have resulted in a loss or gain in the fair values of our foreign currency denominated financial instruments of $22.2 million at March 31, 2011.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

UTStarcom, Inc. (“UTStarcom” or the “Company”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q (“Form 10-Q”), the Company’s management carried out an evaluation as of March 31, 2011 under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of March 31, 2011 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described in “Management’s Annual Report on Internal Control over Financial Reporting,” included in “Item 9A - Controls and Procedures” (“Item 9A”) in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report”), which have not yet been remediated. Investors are directed to Item 9A in the 2010 Annual Report for the description of these weaknesses.

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

Remediation Initiatives Implemented by Management

As discussed in the Item 9A in the 2010 Annual Report, the Company’s management has been engaged in, and continues to engage in making necessary changes and improvements to the overall design of its control environment to address the material weaknesses in internal control over financial reporting and the ineffectiveness of the Company’s disclosure controls and procedures described in the Item 9A in the 2010 Annual Report.

In particular, the Company has implemented the specific remediation initiatives described below in the year 2010 and during the first quarter of 2011.

1.     To remediate the material weakness described above over “period-end financial reporting process” that was disclosed in connection with our reporting for fiscal 2009 and prior years, the Company has designed and implemented an adequate global financial close process and hired key individuals in the corporate finance and accounting function with significant technical skills and experience, deemed appropriate to their assigned responsibilities. The Company has undergone further restructuring during 2010. In the third quarter of 2010, the Company completed its transition of financial close and reporting processes to its new China headquarters to consolidate and streamline its global processes. Accordingly, the Company implemented controls to ensure independent management oversight and perform review procedures over accounts and disclosures in the Company’s consolidated financial statements. However, with the changes in the organization resulting from the restructuring and the transition to a new team and processes in China in 2010, management believes there is a need to allow the team to stabilize and operate for an extended period of time to embed the new processes, and to ensure the quality and consistency of the execution of the controls.  In 2011, the Company will continue to assess its standardized processes to further enhance the effectiveness of financial reviews including the analysis and monitoring of financial information in a consistent and thorough manner.

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

With the remediation initiatives described above, they provide reasonable assurance regarding the reliability and completeness of financial information and disclosures reported in the Company’s condensed consolidated financial statements included in this Form 10-Q.

Management’s Conclusion

Management believes there is a need to continue to enhance the effectiveness of the standardized review processes and the remediation measures described under “Remediation Initiatives Implemented by Management” above have not been operated for an adequate period of time to conclude that the material weaknesses identified have been remediated.

The Company is committed to continuing to improve its internal control processes and will continue to diligently and vigorously review its disclosure controls and procedures and its internal control over financial reporting in order to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. However, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. As management continues to evaluate and work to improve the Company’s internal control over financial reporting, it may determine to take additional or alternate measures to address control deficiencies above.

Changes in Internal Control over Financial Reporting

No changes other than those described above occurred during the three months ended March 31, 2011 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

For a description of litigation and governmental investigations, see Note 11 to our condensed consolidated financial statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A—RISK FACTORS

Other than with respect to the risk factor set forth below, there have been no material changes from the risk factors set forth in “Part I, Item 1A — Risk Factors” of the 2010 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future operating results.

The size of the Personal Access System market has been declining and we expect the market to decline rapidly over the remainder of 2011.

We believe the Personal Access System, PAS, market has matured and that the market has been shrinking. PAS is available in most of the provinces throughout China and competition from mobile operators has increased in cities where PAS is deployed. Mobile operators offering special promotional pricing or incentives to customers, such as free incoming calls or free mobile-to-mobile calls, have reduced PAS subscription growth. The expansion of mobile operators in China has had a material adverse effect on our pricing and has harmed our business or results of operations.

MIIT has granted 3G mobile licenses to China Telecom, China Mobile and China Unicom and has significantly reduced capital expenditures relating to PAS networks that utilize our existing products. In addition, on January 9, 2009, in connection with the granting of 1900-1920 MHz frequency 3G licenses to the mobile communication companies in China, the MIIT officially issued a notice to unconditionally phase out the Personal Handy-phone System, or PHS, by the end of 2011 to guarantee the bandwidth for China’s 3G services using time division synchronous code division multiple access, or TD-SCDMA, technology, and requested China Telecom and China Netcom (both PAS service providers in China) to formulate a phase-out plan for their PHS services, and to cease the registration of new PHS users and expansion of the network. We expect this to lead to the shutting down of PAS networks by such time.

Historically, China’s telecommunications sector has been subject to a number of state-mandated restructurings.  Any future restructurings in the telecommunications industry may result in delay or cancellation of telecommunications-related capital expenditures, which may have an adverse effect on our business.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4—REMOVED AND RESERVED

ITEM 5—OTHER INFORMATION

None

ITEM 6—EXHIBITS

Exhibit Number	Description	Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Thirteenth Amended and Restated Certificate of Incorporation of UTStarcom, Inc., as amended.	8-K	3.1	12/12/2003

3.2	Second Amended and Restated Bylaws of UTStarcom, Inc., as effective June 28, 2008.	8-K	3.1	4/14/2008

4.1	See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.	—	—	—

4.2	Specimen Common Stock Certificate.	S-1/A	4.1	2/7/2000

4.3	Third Amended and Restated Registration Rights Agreement dated December 14, 1999.	S-1	4.2	12/20/1999

4.4	Stockholder Rights Agreement, made as of February 1, 2010, by and between UTStarcom, Inc. and Beijing E-town International Investment and Development Co., Ltd.	8-K	4.1	2/4/2010

4.5	Stockholder Rights Agreement, made as of February 1, 2010, by and among UTStarcom, Inc., Elite Noble Limited and Shah Capital Opportunity Fund LP.	8-K	4.2	2/4/2010

10.1	Property Lease Contract dated March 7, 2011 between UTStarcom Telecom Co., Ltd. and Zhejiang Letong Communication Equipment Co., Ltd. (translation from Chinese).	Filed herewith	—	—

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith	—	—

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith	—	—

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith	—	—

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTSTARCOM, INC.

Date: May 9, 2011	By:	/s/ EDMOND CHENG
Edmond Cheng
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)