Form 10-K/A
period 2010-12-31
UTSTARCOM INC
filed 2011-05-20
CIK 1030471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of April 30, 2011, the registrant had 156,129,775 outstanding shares of Common Stock.

DOCUMENT INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

UTStarcom, Inc. (the “Registrant,” the “Company” or “UTStarcom”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to amend the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2011, as amended (“2010 Form 10-K”) on April 19, 2011 (“Amendment No. 1”), to (i) amend and restate in their entirety a certain portion of Part I, Item 1A, Part II, Item 7 and all of Item 9A of the 2010 Form 10-K to address comments of the staff of the SEC received by letters dated May 9, 2011 and May 18, 2011 relating to the 2010 Form 10-K in order to provide additional information relating to the Registrant’s right to repurchase its shares issued in connection with the acquisition of Stage Smart Limited and to provide additional detail regarding the material weakness identified in the Registrant’s internal controls on financial reporting and the related transfer of funds and to make corresponding changes to the related risk factor, and (ii) update and correct the security ownership information of certain beneficial owners and management provided in Part III, Item 12 of the 2010 Form 10-K as amended by Amendment No.1.  In order to preserve the nature and character of the disclosures as originally filed, except as specifically discussed in this Amendment No. 2, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing on March 16, 2011.  Accordingly, this Amendment No. 2 should be read in conjunction with the Registrant’s subsequent filings with the SEC.

ITEM 1A.  RISK FACTORS — FACTORS AFFECTING FUTURE OPERATING RESULTS — RISKS RELATED TO OUR BUSINESS

The following replaces in its entirety the disclosure in the 2010 Form 10-K under the below indicated heading, which begins on page 32 of the 2010 Form 10-K and page 4 of Amendment No. 1.

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

We have in the past and as of December 31, 2010 identified material weaknesses in our internal control over financial reporting and have concluded that our internal controls over financial reporting were not effective as of December 31, 2010. The material weaknesses could result in potential losses to the Company due to misappropriation of assets that might not be prevented or detected.  For example, because we did not maintain adequate segregation of duties and implement appropriate approval requirements for non-routine transactions relating to cash management, an unauthorized bank account in the name of the Company was opened and a 150 million RMB wire transfer was made to the account without appropriate analysis of the business rationale and adequate authorization of the transfer.  We were informed by the bank that a third party subsequently attempted to transfer 20 million RMB from the account, but the bank refused.  The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as we continue in our efforts to transform our business. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. In addition, successful remediation of the noted control deficiencies is dependent on our ability to hire and retain qualified personnel. Therefore, we cannot be certain that we will be able to successfully remediate our existing material weaknesses or that in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

PART II

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OVERVIEW

The following replaces in its entirety the disclosure in the 2010 Form 10-K under the indicated heading, which begins on page 54 of the 2010 Form 10-K and page 5 of Amendment No. 1.

Acquisition

On October 16, 2010, we entered into an Ordinary Shares Purchase Agreement with Stage Smart Limited (“Stage Smart”) and Smart Frontier Holdings Limited (“Smart Frontier”), the sole shareholder of Stage Smart, to enable us to launch an internet TV platform to generate revenue through subscription, advertising and value-added service in the coming years. Pursuant to the Ordinary Shares Purchase Agreement, we agreed to purchase from Smart Frontier 5,100,000 ordinary shares of Stage Smart held by Smart Frontier (the “Purchase Shares”) for an aggregate purchase price of $10.0 million paid in the form of the number of shares of our common stock calculated by dividing $10.0 million by the average closing price per share of our common stock quoted on the NASDAQ stock market for the thirty day period immediately preceding the date of closing of the transaction which closely approximates the market value on the day of issuance. Pursuant to the Ordinary Shares Purchase Agreement, the Company has the right to repurchase the Company’s shares issued as part of the consideration to Smart Frontier if by the one year anniversary of the closing date regulatory approvals have not been obtained as outlined in the post-closing covenants.  The repurchase would be effected through an exchange with Smart Frontier of the 5,100,000 ordinary shares of Stage Smart the Company purchased in the transaction for all of the UTStarcom shares issued to Smart Frontier in the transaction.  Concurrent with entering into the Ordinary Shares Purchase Agreement, we also entered into a Series A Preference Shares Purchase Agreement with Stage Smart and its affiliated entity, its wholly owned subsidiaries, and Smart Frontier.  Pursuant to the Series A Preference Shares Purchase Agreement, we agreed to purchase from Stage Smart 9,600,000 Series A Preference Shares of Stage Smart at a price of $2.08333 per share, for an aggregate consideration of $20.0 million payable in cash.  There is no repurchase right related to Series A Preference Shares.  The Purchase Shares and the Series A Preference Shares together constitute 75% of the total shares of Stage Smart which gives the Company control over Stage Smart.  From the date of acquisition of November 8, 2010, Stage Smart and its affiliated entity and its wholly owned subsidiaries were consolidated into our results. We recorded intangible assets and goodwill of $5.0 million and $13.8 million, respectively.  See Note 11 of Notes to our Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K.  In the event of the exercise of the repurchase right, our interest in Stage Smart would be reduced to 49% and Smart Frontier would hold 51% of the outstanding equity securities of Stage Smart and notwithstanding our investment in the Series A Preference Shares, we would no longer have control over Stage Smart.

ITEM 9A.  CONTROLS AND PROCEDURES

The following replaces in its entirety the disclosure in the 2010 Form 10-K under the heading “Item 9A. Controls and Procedures”, which begins on page 155 of the 2010 Form 10-K and page 5 of Amendment No. 1.

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

2.     The Company did not maintain effective controls over treasury process.  Specifically, the Company did not maintain adequate segregation of duties and implement appropriate approval requirements for non-routine transactions relating to cash management. As a result of the transition of treasury functions from our US headquarters to China, the Global Treasurer and China Treasurer roles were consolidated.  Due to lack of segregation of duties, the controls did not prevent our Global Treasurer from opening a bank account in the name of the Company and transferring 150 million RMB to the account without appropriate analysis of the business rationale and adequate authorization for the opening of the account and the transfer.  The Company was informed by the bank that a third party subsequently attempted to transfer 20 million RMB from the account but the bank refused.  The Company conducted an internal review but was unable to conclude the reasons for the opening of the account and the subsequent transfer and attempted transfer.  The Company also reported the matter to the local authorities.  The Global Treasurer was terminated.  No funds were transferred from the Company’s account and this control deficiency did not result in any losses to the Company in the year ended December 31, 2010.

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

PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following replaces in its entirety the disclosure in the 2010 Form 10-K under the indicated heading, which begins on page 37 of Amendment No. 1.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of our common stock as of April 30, 2011 by (i) each person who is known to us to own beneficially more than 5% of our common stock, (ii) each current director of UTStarcom, (iii) each current executive officer, and (iv) all of our current directors and executive officers as a group. Calculations are based on 156,129,775 shares of common stock issued and outstanding as of April 30, 2011.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)	Percent of Total Outstanding(2)
Entities affiliated with Softbank Corp.(3)	14,651,630	9.4%
Entities affiliated with Shah Capital Management(4)	13,431,812	8.6%
E-Town International Holding (Hong Kong) Co. Limited(5)	11,363,636	7.3%
Hong Liang Lu(6)	3,150,464	2.0%
Jack Lu(7)	75,000	*
Edmond Cheng(8)	10,700	*
Baichuan Du	0	*
Xiaoping Li	0	*
Thomas J. Toy(9)	1,023,478	*
William Wong	0	*
Linzhen Xie	0	*
Peter Blackmore(10)	1,015,972	*
Kenneth Luk(11)	50,000	*
All current directors and executive officers as a group (8 persons)(12)	4,259,642	2.7%

*                                         Less than 1%.

(1)                                  Unless otherwise indicated, the address for all beneficial owners is c/o UTStarcom, Inc., 52-2 Building, BDA International Enterprise Avenue, No. 2 Jingyuan North Street, Daxing District, Beijing, P.R. China.

(2)                                  Under the SEC’s proxy rules, a person who directly or indirectly has or shares voting power or investment power with respect to a security is considered a beneficial owner of the security. Voting power is the power to vote or direct the voting of shares, and investment power is the power to dispose of or direct the disposition of shares. The information on beneficial ownership in the table and the footnotes is based upon our records and the most recent Schedule 13D or 13G filed by each such person and information supplied to us by such person. Unless otherwise indicated, each person has sole voting power and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares subject to options which are exercisable within 60 days of April 30, 2011 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person.

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

(4)

Information based on Schedule 13D, Amendment No. 2, filed with the SEC on December 8, 2009 by Shah Capital Management and the Current Report on Form 8-K filed with the SEC on September 13, 2010 by the Company. Includes 8,004,957 shares beneficially and jointly owned by Shah Capital Management and 5,426,855 shares beneficially owned by Shah Capital Opportunity Fund LP. Shah Capital Management has the sole power to vote or direct the voting of the 8,004,957 shares and sole dispositive power over the 8,004,957 shares. The business address for Shah Capital Management and Shah Capital Opportunity Fund LP is 8601 Six Forks Road, Suite 630, Raleigh, NC 27615.

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

(6)

Consists of 2,760,742 shares owned directly, 229,000 shares owned by The Lu Family Limited Partnership, of which Mr. Lu is a general partner, 80,775 shares registered in the name of Lu Charitable Remainder Trust, of which Mr. Lu is the trustee, 49,225 shares registered in the name of the Lu Family Trust of which Mr. Lu is a trustee and of which Mr. Lu and his spouse are beneficiaries, and 30,722 shares issuable upon exercise of options that are exercisable currently or within 60 days of April 30, 2011.

(7)	Consists of 75,000 shares owned directly by Mr. Lu.

(8)	Consists of 10,700 shares owned directly by Mr. Cheng.

(9)	Consists of 310,145 shares owned directly and 713,333 shares issuable upon exercise of options that are exercisable currently or within 60 days of April 30, 2011.

(10)	Information based on Form 4 filed with the SEC on August 5, 2010 by Mr. Blackmore.

(11)

Information based on the acceleration of the vesting of 50,000 shares of restricted stock in connection with Mr. Luk’s termination of employment. Mr. Luk left his position as Chief Financial Officer on May 11, 2010.

(12)	Consists of 744,055 shares issuable upon exercise of options that are exercisable currently or within 60 days of April 30, 2011.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this Amendment No. 2:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTSTARCOM, INC.

Date: May 20, 2011	By:	/s/ EDMOND CHENG
	Name:	Edmond Cheng
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Name	Title	Date

	/s/ JACK LU	Chief Executive Officer, President and Director (principal executive officer)	May 20, 2011
Jack Lu

	/s/ EDMOND CHENG	Senior Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	May 20, 2011
Edmond Cheng

	*	Director	May 20, 2011
Hong Liang Lu

	*	Chairman	May 20, 2011
Thomas J. Toy

	*	Director	May 20, 2011
William Shiu Kau Wong

	*	Director	May 20, 2011
Li Xiaoping

	*	Director	May 20, 2011
Du Baichuan

	*	Director	May 20, 2011
Xie Linzhen

* By:	/s/ EDMOND CHENG
Attorney-in-fact